Form 10-Q
period 2007-03-31
Orange REIT, Inc.
filed 2007-05-15
CIK 1344479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-131677
ORANGE REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-3749435
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

78 Okner Parkway
LIVINGSTON, NEW JERSEY	07039
(Address of principal executive offices)	(Zip Code)
(973) 597-6433
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 5, 2007 there were 13,334 outstanding shares of Common Stock, $.01 par value, of the registrant.

ORANGE REIT, INC.
FORM 10-Q
INDEX

			Page Number

PART I.	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements

		Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

		Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006, and from October 28, 2005 (inception) through March 31, 2007	4

		Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006, and from October 28, 2005 (inception) through March 31, 2007	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

	Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION:

	Item 6.	Exhibits	12

Signatures			12

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART 1. FINANCIAL INFORMATION
ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$—	$4,110
Deposits	5,874	—
Property and Equipment, net	2,929	—
Capitalized Offering Costs	996,419	797,773

Total Assets	$1,005,222	$801,883

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Bank overdrafts	12,996	—
Accrued liabilities	397,133	426,286
Accrued expenses to related party	101,256	—
Note payable to related party	770,185	551,919

Total Liabilities	1,281,570	978,205

Stockholder’s Equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 13,334 shares issued and outstanding	133	133
Additional paid-in capital	199,876	199,876
Deficit accumulated during the development stage	(476,357)	(376,331)

Total Stockholder’s Equity	(276,348)	(176,322)

Total Liabilities and Stockholder’s Equity	$1,005,222	$801,883

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			Ocotober 28,
			2005 (inception)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2007	2006	2007

Revenue	$—	$—	$—

Operating Expenses
Professional fees	—	73,804	154,412
Organizational expense (to related party)	—	210,000	210,000
Interest expense (to related party)	7,266	2,319	19,185
Asset management fee (to related party)	8,433	—	8,433
General & administrative expenses	84,327	—	84,327

Total operating expenses	100,026	286,123	476,357

Net loss	$(100,026)	$(286,123)	$(476,357)

Basic and diluted loss per share	$(7.50)	$(21.46)	$(35.72)

Weighted average number of shares outstanding — Basic and diluted	13,334	13,334	13,334

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Ocotober 28,
			2005 (inception)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,026)	$(286,123)	$(476,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses (to related party)	—	210,000	210,000
Depreciation expense	266	—	266
Increase in accrued interest (to related party)	7,266	2,319	19,185
Increase in other assets	(5,874)	—	(5,874)
Increase in accrued expenses (excluding offering costs capitalized)	71,257	61,304	149,007

Net Cash Used in Operating Activities	(27,111)	(12,500)	(103,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,195)	—	(3,195)
Payment of offering costs	(1,800)	(28,700)	(351,038)

Net Cash Used in Investing Activities	(4,995)	(28,700)	(354,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance	12,996	—	12,996
Proceeds from the issuance of common stock	—	—	200,010
Advances from Briad Development West for offering costs	15,000	—	245,000

Net Cash Flows Provided by Financing Activities	27,996	—	458,006

Net Decrease in Cash and Cash Equivalents	(4,110)	(41,200)	—
Cash and Cash Equivalents, Beginning of Period	4,110	200,010	—

Cash and Cash Equivalents, End of Period	$—	$158,810	$—

Supplemental Disclosure of Non-Cash Activity:
Capitalized offering costs accrued as payable	$349,381	$171,668	$349,381
Capitalized offering costs paid directly by related party	$196,000	$—	$296,000
The accompanying notes are an integral part of these consolidated financial statements.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization & Offering
Orange REIT, Inc. (the “Company”) is a development stage Maryland Corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. It was formed to invest in limited service, extended stay and/or other hotel properties, primarily in the United States of America. The Company’s registration statement was declared effective by the Securities and Exchange Commission on February 14, 2007. The Company has commenced sales efforts and as such has incurred preliminary operating expenses during the period ended March 31, 2007.
The Company’s initial capitalization occurred on November 30, 2005, when 13,334 shares of the Company’s common stock were purchased for cash of $200,010 ($15 per share) by Briad Development West, L.L.C. (“Briad”), a company controlled by the Chairman and Director of the Company. The Company’s fiscal year end is December 31.
Subject to certain restrictions and limitations, the business of the Company is managed by Orange Advisors, L.L.C. (the “Advisor”), a company that has been formed for such purpose. On February 14, 2007, the Company entered into an advisory agreement with the Advisor specifying the Advisor’s powers, duties, and compensation. Advisory fees and other reimbursable expenses incurred by the Company, pursuant to the advisory agreement, during the three months ended March 31, 2007 are included in the accompanying consolidated statement of operations.
The Company will engage Orange Realty Group, LLC, an affiliate (through common ownership) of the Advisor, to manage the acquisition phase of its operation. On February 14, 2007, the Company entered into an agreement with Orange Realty Group, LLC. which outlines specific powers, duties, and compensation.
Orange Realty Group, LLC and the Advisor are 100% owned by Orange Services, LLC, a company controlled by the Chairman and Director of the Company.
The Company has established Orange Hospitality Properties, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS is intended to lease hotels from the Company.
At March 31, 2007, the Company’s current liabilities exceed its current assets by $1,275,696. Commencement of the Company’s operations, the realization of costs deferred in connection with the Offering and the Company’s ability to settle its obligations is dependent upon its ability to obtain the proceeds from the Offering or obtaining other means of financing. The accompanying financial statements do not include any adjustments that might result should the Company not complete the Offering or obtain other means of financing. Additionally, following the first closing of the Offering, the Company’s ability to operate profitably and meet its obligations will be subject to a number of risks, including, but not limited to, the identification and acquisition of suitable properties, the engagement and supervision of capable property managers and the impact of market and economic conditions, and the ability of the Company’s management and the Advisor to manage these and other risks affecting the Company’s business and properties. Although the Company’s and the Advisor’s officers have prior real estate investment experience, they have not previously managed a real estate investment trust.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiary, Orange Hospitality Properties, Inc. Intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2007.
Offering and Start Up Costs
The Company has incurred, and will continue to incur, costs in connection with the Offering, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the Offering. Offering costs paid are included in capitalized offering costs to the extent that such costs do not exceed limits established in the Offering as discussed below.

Start up costs incurred other than offering costs are expensed as incurred.
A total of $1,380,016 in start up and offering costs have been incurred by the company and have been paid or accrued since inception. Offering and start up costs incurred during the three month period ending March 31, 2007 and for the comparable period in 2006 were $205,912 and $429,394, respectively.
Accrued expenses at March 31, 2007 and March 31, 2006 include offering costs of $349,381 and $171,668, respectively.
Offering costs advanced by Briad and included as accrued expenses on the accompanying balance sheet during the period ended March 31, 2007 and March 31, 2006 were $196,000 and $0, respectively.
Stockholder’s Equity
The Company amended its articles of incorporation on February 8, 2007 to authorize the issuance of a total of 40,000,000 shares of common stock.
The Company intends to establish a reinvestment plan (the “Reinvestment Plan”) pursuant to which stockholders may elect to have the full amount of their cash distribution from the Company reinvested in additional shares of common stock. The Offering will include 366,667 shares of common stock initially for purchase through the Reinvestment Plan.
Recent Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. No liability for unrecognized tax benefits as of January 1, 2007 was recorded as a result of the implementation of FIN 48.
Note 3. Arrangements and Transactions with Related Parties
Affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. During the acquisition stage, the Company will pay Orange Realty Group, LLC, an affiliate, up to 4.0% of total proceeds (defined as the sum of gross proceeds of the Offering and any proceeds from acquisition financing) as a property acquisition fee.
After effectiveness of the registration statement, the Company began paying Orange Advisors, LLC, the Advisor, a monthly asset management fee equal to 10% of the Company’s REIT operating expenses paid during the month. The Company reimburses the Advisor for all of the costs and expenses paid or incurred by the Advisor which in any way relate to the operation of the Company or the Company’s business.

The Company will not reimburse the Advisor at the end of any quarter for REIT operating expenses that, in the four consecutive quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four quarters (the “2%/25% Guidelines”), unless a majority of the independent directors shall have made a finding that, based upon such unusual and non-recurring factors which they deem sufficient, a higher level of REIT operating expenses is justified.
Within 60 days after the end of any fiscal quarter for which total REIT operating expenses for the year exceed the 2%/25% Guidelines and the independent directors do not make such a finding, the Advisor will be required to reimburse the Company the amount by which the total REIT operating expenses paid or incurred by the Company exceed the 2%/25% Guidelines. For the period ended March 31, 2007, the Company accrued an asset management fee in the amount of $8,433 for expenses incurred by Orange Advisors, related to the operation of the Company. These expenses are reflected in the accompanying statement of operations.
In connection with the sale of properties, the Company will pay the Advisor a deferred, subordinated 10% share of net sales proceeds and will pay Orange Realty Group, LLC a subordinated disposition fee, each after the stockholders have received distributions equal to their invested capital plus an 8% return on such capital. The subordinated disposition fee will equal no more than 3% of the gross sales price of the properties. As an alternative to the subordinated 10% share of net sales proceeds, if the Company lists its shares on a national securities exchange or on the NASDAQ stock market or if the advisory agreement with the Advisor is terminated, the Advisor will receive 10% of the amount by which the value of the Company’s assets plus total distributions paid to stockholders from the Company’s inception through the date of listing or termination exceed the sum of 100% of invested capital plus an amount equal to the stockholders’ 8% return from inception.
Briad has entered into an agreement with J.P. Turner & Company, L.L.C. for services related to the Offering. Briad paid J.P. Turner & Company, L.L.C. a retainer of $50,000 for advisory services. This amount was included as a Capitalized Offering Cost and Accrued Expenses as of December 31, 2005. The Company’s repayment of this amount to Briad will be subject to the limitations set forth in the promissory note from the Company to Briad, as described below. As discussed in the registration statement, the Company’s President, Mr. Cooper, continues to be a part-time employee of the managing dealer, J. P. Turner & Company, LLC and provides services to J.P. Turner & Company, LLC on matters unrelated to the Company. He will receive fees from J.P. Turner & Company, LLC in recognition of his efforts in connection with the offering and the advisory agreement prior to his resignation as a full-time employee of J.P. Turner & Company, LLC in December 2006.
In February 2006, Briad amended its Advisory Agreement with J.P. Turner & Company, L.L.C., for services related to the Offering. In addition to the retainer of $50,000 already paid, Briad paid and additional $100,000 in advisory fees. These amounts are included in Accrued Expenses as of March 31, 2007 and included as a Capitalized Offering Cost. The Company’s repayment of this amount to Briad will be subject to the limitations set forth in the promissory note from the Company to Briad, as described below.
In January 2006, the Board approved a payment of $210,000 to Briad for the acquisition of specific materials, proprietary information and know-how developed in connection with a previous offering of a similar entity by Briad. The amount to be paid to Briad represents a portion of the amounts paid by Briad in legal fees and other expenses incurred in connection with the previous offering and is included in note payable (to related party) on the balance sheet, reported as organizational expense (to related party), on the statement of operations and accumulated deficit and reported as non-cash expenses (to related party) adjustment to reconcile net loss to net cash used in operating activities on the statement of cash flows. The payment to Briad will be subject to the limitations set forth in the promissory note from the Company to Briad, as described below.
Briad has agreed to provide a line of credit of up to $800,000 to the Company to cover organizational expenses and offering costs. Advances under the line of credit will bear interest at four percent per annum and will be payable upon the sale of the minimum number of shares in the Offering. As of March 31, 2007 and March 31, 2006, $751,000 and $260,000, respectively, has been advanced under the line of credit and are reflected as Note payable-related party in the accompanying balance sheet. Interest Expense incurred, but not yet paid, was $7,266 and $2,319 for the periods ended March 31, 2007 and March 31, 2006, respectively. Under the terms of the promissory note, the Company will not be required to pay any amount that would result in the payment by the Company of Offering expenses exceeding 15% of the gross proceeds of Offering.
Note 4. Commitments and Contingencies
The Company will be liable for certain expenses of the Offering which include filing, legal, accounting, printing and escrow fees, which are to be paid from the gross proceeds of the Offering.
Offering costs that are advanced by Briad will be reimbursed, subject to the agreed limit and will not be reimbursed by the Company until such time that the Offering proceeds raised to date can cover such costs within the agreed limit.
Note 5. Subsequent Event
On April 23, 2007, the Company amended its agreement with Briad to increase its line of credit from $800,000 to $1,600,000 to cover additional organizational and offering costs. The remaining terms of the promissory note remain unchanged.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation
This report contains forward-looking statements, including statements regarding our business strategies, future capital needs, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Overview
Orange REIT, Inc. (the “Company”) is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in limited service, extended stay and/or other hotel properties, primarily in the United States of America. The Company’s registration statement was declared effective by the Securities and Exchange Commission on February 14, 2007. No operations will commence until we have sold at least the minimum offering. Once subscriptions for the minimum offering are received, subscriptions will be accepted and the proceeds will be released to Orange REIT, Inc.
The Company’s initial capitalization occurred on November 30, 2005, when 13,334 shares of the Company’s common stock were purchased for cash of $200,010 ($15 per share) by Briad Development West, L.L.C. (“Briad”), a company controlled by the Chairman and Director of the Company. The Company’s fiscal year end is December 31.
Orange REIT, Inc. intends to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT under the Internal Revenue Code. We anticipate first electing REIT status for our fiscal year ending December 31, 2007. If Orange REIT qualifies as a REIT for federal income tax purposes, Orange REIT generally will not be subject to federal income tax on income that Orange REIT distributes to its stockholders. If Orange REIT fails to qualify as a REIT in any taxable year, Orange REIT will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which its qualification is denied. Such an event could materially and adversely affect net income. However, Orange REIT believes that it is organized and will operate in a manner that will enable it to qualify for treatment as a REIT for federal income tax purposes during the year in which the first closing occurs, and Orange REIT intends to operate so as to remain qualified as a REIT for federal income tax purposes.
Results of Operations
The Company owned no properties at March 31, 2007 or in the comparable period in 2006 and has no operating history. A comparison of operations for the three month period ended March 31, 2007 to prior year results is therefore not meaningful. The company has primarily engaged in capital formation activities and continues to incur organizational and offering expenses. For the period ended March 31, 2007, the Company has also accrued expenses incurred by its affiliate, Orange Advisors, LLC, pursuant to the Advisory Agreement discussed in note 3, since going effective on February 14, 2007.
A total of $1,380,016 (unaudited) in start up and offering costs have been incurred by the company and have been paid or accrued since inception. Offering and start up costs incurred during the three month period ending March 31, 2007 and for the comparable period in 2006 were $205,912 and $429,394, respectively.
Expenses
Reimbursable expenses and fees incurred by the Company under the Advisory Agreement during the three months ended March 31, 2007 were approximately $90,000 and consist primarily of general and administrative expenses including salaries and related expenses, rent, and other office expenses. Additionally, this amount includes an asset management fee, pursuant to the terms of the agreement as discussed in Note 3, in the amount of $8,433.
Upon first closing on the offering, advances for organizational and offering expenses will be repaid out of the net offering proceeds, provided that payments and/or reimbursements for offering expenses do not exceed 15% of the amount raised.

To the extent these would exceed 15%, such payment will be deferred until subsequent closing of the offering, and if upon completion of the offering, these expenses would still exceed 15% of the net offering proceeds, Briad Development West LLC will not be reimbursed to the extent that such expenses would exceed 15% of the net offering proceeds.
Liquidity and Capital Resources
Currently, the Company’s only source of funds is a $200,010 capital contribution and an $800,000 line of credit obtained from Briad Development West L.L.C. to fund start-up and offering costs. As of March 31, 2007, the amount outstanding on the line of credit was $751,000 plus accrued interest of $19,185 of which, $7,266 was accrued during the period ended March 31, 2007.
Advances under the line of credit bear interest at four percent per annum and are payable upon the sale of the minimum number of shares in this offering. We expect to repay these advances with proceeds from the sale of shares. See Note 5 above regarding amendment to the line of credit subsequent to March 31, 2007.
The Company is raising capital through a “best-efforts” offering of shares by J.P. Turner & Company, LLC. Upon completion of the offering, we anticipate that our principal liquidity requirements will be to purchase properties and other permitted investments, to pay acquisition expenses, to pay our REIT operating fees and expenses and to make distributions to our stockholders. We also may be required to make expenditures with respect to the preparation and opening of properties and with respect to improvements, repairs and renewals at properties. We anticipate that the net proceeds of the offering will be the principal source of funds to purchase properties and pay acquisition expenses. We may also use a portion of the proceeds of the offering, especially in the early stages of our operations, to make expenditures with respect to the preparation and opening of properties. We anticipate that our REIT operating fees and expenses will be paid out of cash flow from our operations. Because we must distribute at least 90% of our taxable income, excluding net capital gains, to our stockholders to qualify as a REIT, our ability to use income or cash flow from operations to finance our growth and acquisition activities may be limited.
In addition, we may borrow money to purchase properties, to pay related acquisition fees and for other purposes, including making distributions. We expect to encumber assets in connection with any such borrowing. The aggregate amount of this financing is not expected to exceed 40% of our total assets. The maximum amount we may borrow is 100% of Orange REIT’s net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 100% of Orange REIT’s net assets, a majority of our independent directors must approve the borrowing, and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs. We have entered into a non-binding term sheet, described below, for a credit facility, but we have not received any commitment for financing. There is no assurance that we will obtain any financing on satisfactory terms, or at all.
We anticipate that we would acquire hotels substantially ready to commence operations, including all furniture, fixtures and equipment, supplies and other materials necessary to commence operations. We expect that the purchase price for each property will include an allowance of approximately $175,000 for pre-opening expenses. We anticipate that, in connection with the purchase of any property, in addition to the purchase price, we would only be required to pay customary acquisition expenses, such as legal fees, title insurance premiums and closing adjustments (such as prorated taxes, utilities charges and prepaid expenses).
Because our management agreements and leases generally will obligate the manager or tenant to maintain a reserve account up to a pre-determined amount to be used by the tenant to pay for replacement and renewal of furniture, fixtures and equipment, and routine capital expenditures relating to the hotel properties, we do not anticipate that we will be required to establish a permanent reserve for maintenance and repairs.
We have not entered into any arrangements to acquire any specific property or to make or invest in any other permitted investment. The number of properties we may acquire and other permitted investments we may acquire will depend upon the number of shares sold and the resulting amount of the net offering proceeds available for investment in properties and other permitted investments. If the minimum offering is reached but only a limited number of shares are sold, then we will likely make only a limited number of investments, and we will not achieve a significant diversification of our investments.
We have not yet entered into any commitments and are not currently subject to any contingent liabilities due to the limited nature of our activities to date.
We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and will be dependent on a number of factors, including our net cash from operations, our financial condition and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us.

Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2006 Annual Report on Form 10-K.
New Accounting Standards
See Recent Accounting Pronouncements section of Note 2 to our consolidated financial statements for a summary of new accounting standards.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We may be exposed to interest rate changes primarily to the extent that long-term debt may be used to acquire properties and make other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.
As Orange REIT has yet to commence operations, the board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.
Item 4. Controls and Procedures
As of December 31, 2006, we had a material weakness (as defined under the standards established by the Public Company Accounting Oversight Board—U.S.) with respect to our accounting and reporting of certain non-routine transactions. We restated our financial statements for the period from inception (October 28, 2005) through December 31, 2005 as a result of the failure to identify an invoice for legal services from the managing agent’s counsel as our obligation and to properly account for and report this expense.
The material weakness relating to accounting and reporting of certain non-routine transactions was discovered in October 2006. To correct this material weakness, during the first quarter of 2007, the Company expanded its accounting staff and engaged outside professionals to provide additional support in the areas of accounting and reporting in order to address the Company’s previously disclosed material weakness with respect to accounting and reporting certain non-routine transactions. Based upon theses changes, the Company believes that the previously disclosed material weakness has been substantially remediated. Except for the foregoing, there have been no changes in the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Senior management, including the Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description

3.1	Form of Amended and Restated Articles of Incorporation of the Registrant[1]

3.2	Bylaws of the Registrant[2]

10.1	Advisory Agreement between the Registrant and Orange Advisors, LLC, dated as of February 14, 2007 (FILED HEREWITH).

10.2	Property Acquisition/Disposition Agreement between the Registrant and Orange Realty Group, LLC, dated as of February 14, 2007 (FILED HEREWITH).

10.3	Memorandum of Business Terms among Orange Advisors, LLC, Orange Realty Group, LLC and Robbin E. Cooper[3]

10.4	Term Sheet between M&T Bank and Orange REIT, Inc.[4]

31.1	Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Brad Honigfeld (FILED HEREWITH).

31.2	Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 for David Cahill (FILED HEREWITH).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Brad Honigfeld (FILED HEREWITH).

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 for David Cahill (FILED HEREWITH).

[1]	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 33-131677 filed February 7, 2007

[2]	Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (SEC File NO. 33-131677) filed January 17, 2007

[3]	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 33-131677) filed on February 7, 2007

[4]	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 33-131677) filed on February 7, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange REIT, Inc.

By:	/s/ Brad Honigfeld	Date: May 15, 2007

Brad Honigfeld, Chairman
(Principal Executive Officer)

By:	/s/ David Cahill	Date: May 15, 2007

David Cahill, Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Advisory Agreement between the Registrant and Orange Advisors, LLC, dated as of February 14, 2007.

10.2	Property Acquisition/Disposition Agreement between the Registrant and Orange Realty Group, LLC, dated as of February 14, 2007.

31.1	Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Brad Honigfeld.

31.2	Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 for David Cahill.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Brad Honigfeld.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 for David Cahill.