Form 10-Q
period 2007-06-30
Orange REIT, Inc.
filed 2007-08-10
CIK 1344479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-131677
ORANGE REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	20-3749435 (IRS Employer Identification No.)

78 Okner Parkway LIVINGSTON, NEW JERSEY (Address of principal executive offices)	07039 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
At August 5, 2007 there were 13,334 outstanding shares of Common Stock, $.01 par value, of the registrant.

ORANGE REIT, INC.
FORM 10-Q
INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements

		Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

		Consolidated Statements of Operations for the three months ended June 30, 2007 and June 30, 2006	4

		Consolidated Statements of Operations for the six months ended June 30, 2007 and June 30, 2006, and from October 28, 2005 (inception) through June 30, 2007	5

		Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006, and from October 28, 2005 (inception) through June 30, 2007	6

		Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

	Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits	13

Signatures			14

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART 1.	FINANCIAL INFORMATION
ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$5,840	$4,110
Deposits	5,874	—
Property and equipment, net	2,662	—
Capitalized offering costs	1,046,509	797,773

Total assets	$1,060,885	$801,883

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued liabilities	$246,094	$426,286
Accrued expenses to related party	283,256	—
Note payable to related party	999,364	551,919

Total liabilities	1,528,714	978,205

Stockholder’s Equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 13,334 shares issued and outstanding	133	133
Additional paid-in capital	199,876	199,876
Deficit accumulated during the development stage	(667,838)	(376,331)

Total stockholder’s Equity	(467,829)	(176,322)

Total liabilities and stockholder’s Equity	$1,060,885	$801,883

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30,	June 30,
	2007	2006

Revenue	$—	$—

Operating Expenses
Professional fees	—	—
Organizational expense (to related party)	—	—
Interest expense (to related party)	9,177	2,629
Asset management fee (to related party)	16,549	—
General & administrative expenses	165,755	—

Total operating expenses	191,481	2,629

Net loss	$(191,481)	$(2,629)

Basic and diluted loss per share	$(14.36)	$(0.20)

Weighted average number of shares outstanding — Basic and diluted	13,334	13,334

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			Ocotober 28,
			2005 (inception)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2007	2006	2007

Revenue	$—	$—	$—

Operating Expenses
Professional fees	—	73,804	154,412
Organizational expense (to related party)	—	210,000	210,000
Interest expense (to related party)	16,443	4,948	28,362
Asset management fee (to related party)	24,982	—	24,982
General & administrative expenses	250,082	—	250,082

Total operating expenses	291,507	288,752	667,838

Net loss	$(291,507)	$(288,752)	$(667,838)

Basic and diluted loss per share	$(21.86)	$(21.66)	$(50.09)

Weighted average number of shares outstanding — Basic and diluted	13,334	13,334	13,334

The accompanying notes are an integral part of these consolidated financial statements.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Ocotober 28,
			2005 (inception)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(291,507)	$(288,752)	$(667,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses (to related party)	—	210,000	210,000
Depreciation expense	533	—	533
Increase in accrued interest (to related party)	16,443	4,948	28,362
Increase in other assets	(5,874)	—	(5,874)
Increase in accounts payable and accrued expenses (excluding offering costs capitalized)	205,506	58,755	283,256

Net Cash Used in Operating Activities	(74,899)	(15,049)	(151,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,195)	—	(3,195)
Payment of offering costs	(155,176)	(86,958)	(504,414)

Net Cash Used in Investing Activities	(158,371)	(86,958)	(507,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	—	200,010
Advances from Briad Development West for offering costs.	235,000	—	465,000

Net Cash Flows Provided by Financing Activities	235,000	—	665,010

Net Increase (Decrease) in Cash and Cash Equivalents	1,730	(102,007)	5,840
Cash and Cash Equivalents, Beginning of Period	4,110	200,010	—

Cash and Cash Equivalents, End of Period	$5,840	$98,003	$5,840

Supplemental Disclosure of Non-Cash Activity:
Capitalized offering costs accrued as payable	$246,095	$299,871	$246,095
Capitalized offering costs paid directly by related party	$196,000	$—	$296,000
The accompanying notes are an integral part of these consolidated financial statements.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization & Offering
Orange REIT, Inc. (the “Company”) is a development stage Maryland Corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. It was formed to invest in limited service, extended stay and/or other hotel properties, primarily in the United States of America. The Company’s registration statement was declared effective by the Securities and Exchange Commission on February 14, 2007. The Company has commenced sales efforts and as such has incurred preliminary operating expenses.
The Company’s initial capitalization occurred on November 30, 2005, when 13,334 shares of the Company’s common stock were purchased for cash of $200,010 ($15 per share) by Briad Development West, L.L.C. (“Briad”), a company controlled by the Chairman and Director of the Company. The Company’s fiscal year end is December 31.
Subject to certain restrictions and limitations, the business of the Company is managed by Orange Advisors, L.L.C. (the “Advisor”), a company that has been formed for such purpose. On February 14, 2007, the Company entered into an advisory agreement with the Advisor specifying the Advisor’s powers, duties, and compensation. Advisory fees and other reimbursable expenses incurred by the Company, pursuant to the advisory agreement, during the three and six months ended June 30, 2007 are included in the accompanying consolidated statement of operations.
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
At June 30, 2007, the Company’s liabilities exceed its assets (excluding capitalized offering costs) by $1,514,338. Commencement of the Company’s operations, the realization of costs deferred in connection with the Offering and the Company’s ability to settle its obligations is dependent upon its ability to obtain the proceeds from the Offering or obtaining other means of financing. The accompanying financial statements do not include any adjustments that might result should the Company not complete the Offering or obtain other means of financing. Additionally, following the first closing of the Offering, the Company’s ability to operate profitably and meet its obligations will be subject to a number of risks, including, but not limited to, the identification and acquisition of suitable properties, the engagement and supervision of capable property managers and the impact of market and economic conditions, and the ability of the Company’s management and the Advisor to manage these and other risks affecting the Company’s business and properties. Although the Company’s and the Advisor’s officers have prior real estate investment experience, they have not previously managed a real estate investment trust.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiary, Orange Hospitality Properties, Inc. Intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Special Report filed under cover of the facing page of Form 10-K for the fiscal year ended December 31, 2006. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2007.
Offering and Start Up Costs
The Company has incurred, and will continue to incur, costs in connection with the Offering, including filing fees, legal, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the Offering.

Offering costs paid are included in capitalized offering costs to the extent that such costs do not exceed limits established in the Offering as discussed below.
Start up costs incurred other than offering costs are expensed as incurred.
A total of $1,439,283 in start up and offering costs have been incurred by the company and have been paid or accrued since inception. Offering and start up costs incurred during the six month period ending June 30, 2007 and for the comparable period in 2006 were $265,179 and $591,302, respectively. Offering and start up costs incurred during the three month period ending June 30, 2007 and for the comparable period in 2006 were $59,267 and $161,908, respectively.
Accrued expenses at June 30, 2007 and June 30, 2006 include offering costs of $246,095 and $299,871, respectively.
Offering costs advanced by Briad and included in note payable to related party on the accompanying balance sheet during the six months ended June 30, 2007 and June 30, 2006 were $196,000 and $0, respectively.
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
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.
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
In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.
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

After effectiveness of the registration statement, the Company began accruing a monthly asset management fee payable to Orange Advisors, LLC, the Advisor. The fee is equal to 10% of the Company’s REIT operating expenses paid during the month. For the three and six month periods ended June 30, 2007, the Company accrued asset management fees in the amount of $16,549 and $24,982, respectively. These fees are reflected the accompanying statement of operations and are included as accrued expenses to related party on the balance sheet.
The Company will reimburse the Advisor for all of the costs and expenses paid or incurred by the Advisor which in any way relate to the operation of the Company or the Company’s business. The Company will not reimburse the Advisor at the end of any quarter for REIT operating expenses that, in the four consecutive quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four quarters (the “2%/25% Guidelines”), unless a majority of the independent directors shall have made a finding that, based upon such unusual and non-recurring factors which they deem sufficient, a higher level of REIT operating expenses is justified. For the three and six months ended June 30, 2007, the Advisor incurred $165,489 and $249,816 in REIT operating expenses which have been recorded in accrued expenses to related party on the accompanying balance sheet.
Because the Company has not yet commenced operations, it has incurred operating expenses in excess of the 2%/25% Guidelines. The Company’s independent directors have made a finding that the current level of operating expenses is justified and have authorized the reimbursement of the expenses in excess of the 2%/25% Guidelines following the first closing of the offering.
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
Briad has entered into an agreement with J.P. Turner & Company, L.L.C. for services related to the Offering. Briad paid J.P. Turner & Company, L.L.C. a retainer of $50,000 for advisory services. This amount is included in Capitalized Offering Costs and Notes Payable-to related party in the Company’s financial statements. The Company’s repayment of this amount to Briad will be subject to the limitations set forth in the promissory note from the Company to Briad, as described below. As discussed in the registration statement, the Company’s President, Mr. Cooper, continues to be a part-time employee of the managing dealer, J. P. Turner & Company, LLC and provides services to J.P. Turner & Company, LLC on matters unrelated to the Company. Mr. Cooper will receive fees from J.P. Turner & Company, LLC in recognition of his efforts in connection with the offering and the advisory agreement prior to his resignation as a full-time employee of J.P. Turner & Company, LLC in December 2006.
In February 2006, Briad amended its Advisory Agreement with J.P. Turner & Company, L.L.C., for services related to the Offering. In addition to the retainer of $50,000 already paid, Briad paid an additional $100,000 in advisory fees. These amounts are included in notes payable (to related party) as of June 30, 2007 and are included as a Capitalized Offering Cost. The Company’s repayment of this amount to Briad will be subject to the limitations set forth in the promissory note from the Company to Briad, as described below.
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
Briad has agreed to provide a line of credit of up to $1,600,000 to the Company to cover organizational expenses and offering costs. Advances under the line of credit will bear interest at four percent per annum and will be payable upon the sale of the minimum number of shares in the Offering. As of June 30, 2007 and June 30, 2006, $971,000 and $260,000, respectively, has been advanced under the line of credit and is reflected as Note payable-related party in the accompanying balance sheet.
Interest Expense incurred, but not yet paid for the six month periods ended June 30, 2007 and the comparable period in 2006, was $16,443 and $4,948, respectively. Under the terms of the promissory note, the Company will not be required to pay any amount that would result in the payment by the Company of Offering expenses exceeding 15% of the gross proceeds of Offering.

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
Note 5. Subsequent Events
None

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
Overview
Orange REIT, Inc. (the “Company”) is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in limited service, extended stay and/or other hotel properties, primarily in the United States of America. The Company’s registration statement was declared effective by the Securities and Exchange Commission on February 14, 2007. No operations will commence unless and until we have sold at least the minimum offering. We have until February 14, 2008 to sell the minimum offering of $9,000,000. Once subscriptions for the minimum offering are received, subscriptions will be accepted and the proceeds will be released to Orange REIT, Inc.
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
Results of Operations
The Company owned no properties at June 30, 2007 or in the comparable period in 2006 and has no operating history. A comparison of operations for the three month period ended June 30, 2007 to prior year results is therefore not meaningful.
The company has primarily engaged in capital formation activities and continues to incur offering expenses. For the period ended June 30, 2007, the Company has also accrued expenses incurred by its affiliate, Orange Advisors, LLC, pursuant to the Advisory Agreement discussed in note 3, since going effective on February 14, 2007.
A total of $1,439,283 in start up and offering costs have been incurred by the company and have been paid or accrued since inception. Offering and start up costs incurred during the six month period ending June 30, 2007 and for the comparable period in 2006 were $265,179 and $591,302, respectively.

Offering and start up costs incurred during the three month period ending June 30, 2007 and for the comparable period in 2006 were $59,267 and $161,908, respectively.
Expenses
Reimbursable expenses and fees incurred by the Company under the Advisory Agreement during the six months ended June 30, 2007 were approximately $275,000 and consist primarily of general and administrative expenses including salaries and related expenses, rent, and other office expenses. This amount includes asset management fees, pursuant to the terms of the agreement as discussed in Note 3, in the amount of $24,982.
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
Liquidity and Capital Resources
Currently, the Company’s only source of funds is a $200,010 capital contribution and a $1,600,000 line of credit obtained from Briad Development West L.L.C. to fund start-up and offering costs. As of June 30, 2007, the amount outstanding on the line of credit was $971,000 plus accrued interest of $28,362 of which, $16,443 was accrued during the six month period ended June 30, 2007.
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
Because our management agreements and leases generally will obligate the manager or tenant to maintain a reserve account up to a pre- determined amount to be used by the tenant to pay for replacement and renewal of furniture, fixtures and equipment, and routine capital expenditures relating to the hotel properties, we do not anticipate that we will be required to establish a permanent reserve for maintenance and repairs.

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
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our Special Financial Report filed under cover of the facing page of Form 10-K for the fiscal year ended December 31, 2006.
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
The material weakness relating to accounting and reporting of certain non-routine transactions was discovered in October 2006. To correct this material weakness, during the first quarter of 2007, the Company expanded its accounting staff and engaged outside professionals to provide additional support in the areas of accounting and reporting in order to address the Company’s previously disclosed material weakness with respect to accounting and reporting certain non-routine transactions. Based upon theses change, the Company believes that the previously disclosed material weakness has been fully remediated.
Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Brad Honigfeld (FILED HEREWITH).

31.2	Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 for David Cahill (FILED HEREWITH).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Brad Honigfeld (FILED HEREWITH).

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 for David Cahill (FILED HEREWITH).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange REIT, Inc.

By:	/s/ Brad Honigfeld	Date:	August 10, 2007

Brad Honigfeld, Chairman
(Principal Executive Officer)

By:	/s/ David Cahill	Date:	August 10, 2007

David Cahill, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Brad Honigfeld (FILED HEREWITH).

31.2	Certification pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 for David Cahill (FILED HEREWITH).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Brad Honigfeld (FILED HEREWITH).

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 for David Cahill (FILED HEREWITH).