Form 10-K
period 2007-12-31
Orange REIT, Inc.
filed 2008-03-31
CIK 1344479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 333-131677

ORANGE REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-3749435
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

78 Okner Parkway Livingston, New Jersey (Address of principal executive offices)	07039 (Zip code)
973-597-6433
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of June 30, 2007, no shares of the registrant’s common stock were held by non-affiliates of the registrant.
There were 13,334 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding on March 30, 2008.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

ORANGE REIT, INC.

Form 10-K
For the Year Ended December 31, 2007

PART I
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Orange REIT, Inc. (“the Company“or “Orange REIT”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.
Item 1. Business
General
We were incorporated on October 28, 2005, as a Maryland corporation. We intend to qualify and operate for federal income tax purposes as a real estate investment trust, or a REIT. We anticipate first electing REIT status for our fiscal year ending December 31, 2008. Our address is 78 Okner Parkway, Livingston, NJ 07039 and our telephone number is (973) 597-6433.
We have commenced an offering of our common stock on a “best-efforts, minimum-maximum” basis. We registered the offering on a registration statement on Form S-11 (File No. 333-131677), which was declared effective by the Securities and Exchange Commission on February 14, 2007. Pursuant to the registration statement, we are offering up to 20,066,667 shares of common stock. We are offering up to 666,667 shares, to investors who meet our suitability standards, at $13.50 per share at the first closing and the remaining shares at $15.00 per share thereafter. We will hold our first closing within approximately 30 days after subscriptions for the minimum offering have been received and accepted by us. The offering will end no later than December 16, 2008, unless we elect to extend it to a date no later than June 16, 2010 in states that permit us to make this extension. If the minimum offering of shares is not sold by December 16, 2008, the offering will terminate and all funds deposited by investors into the escrow account will be promptly refunded in full, with interest.
On December 3, 2007, we filed a Post-Effective Amendment No. 1 to the registration statement, which included a supplement to disclose a reduction in our minimum offering from $9,000,000 to $2,500,000. See Note 7 to the consolidated financial statements, “Subsequent Events” for additional information regarding the reduction in the minimum offering. On December 17, 2007, we filed a Post-Effective Amendment No. 2 to revise certain dates relating to the offering period. Further, we filed a Post-Effective Amendment No. 3 on February 7, 2008 in order to disclose a change in managing dealer for the offering.
As of December 31, 2007, J.P. Turner & Company was the managing dealer for our offering. As of December 31, 2007, we had received and accepted subscriptions in the offering for approximately 221,764 shares of common stock or approximately $2,993,813, which was placed in an escrow account. In connection with our reduction of the minimum offering amount, however, we returned all proceeds received from subscribers prior to such reduction.
Our Business
We intend to invest the net proceeds of the offering primarily in limited service, extended stay and other hotel properties, to be leased principally to a subsidiary of Orange REIT with management of the properties performed by third-party hotel managers, generally located across the United States. We may invest directly in such properties or indirectly through the acquisition of interests in entities which own hotel properties or interests therein.
Under our articles of incorporation, Orange REIT will automatically terminate and dissolve on December 31, 2017 unless the shares of common stock of Orange REIT are listed on a national securities exchange or on the Nasdaq stock market before that date. If the shares are listed, Orange REIT automatically will become a perpetual life entity. If we are not listed by December 31, 2017, we will commence an orderly liquidation of our assets, distribute the net sales proceeds to stockholders and limit our activities to those related to Orange REIT’s orderly liquidation, unless the stockholders owning a majority of the shares elect to amend the articles of incorporation to extend the duration of Orange REIT.

We expect to focus on investing in properties to be leased to our “taxable REIT subsidiary.” Properties leased to our subsidiary will be managed by third-party management companies who will manage the properties’ day-to-day operations. We have not yet entered into any agreements or arrangements with any third-party management companies.
We may borrow money to acquire properties, pay related fees and for other purposes, and we expect to encumber properties in connection with any such borrowing. Neither our articles of incorporation nor our investment policies limit the amount we may borrow in connection with the acquisition of a single property. We do not currently have any firm commitments for financing, but we have signed a non-binding letter of intent with M&T Bank for a $50 million credit facility.
Our REIT Status
Based upon our intention to qualify as a REIT beginning with our fiscal year ending December 31, 2008, we generally will not be subject to federal income tax on income that we distribute to our stockholders. Under the Internal Revenue Code of 1986, as amended, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their taxable income, as figured on an annual basis. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on some of our income and property and to federal income and excise taxes on our undistributed income. In addition, and irrespective of whether Orange REIT qualifies as a REIT for tax purposes, our taxable REIT subsidiary is subject to federal and state income taxes.
Our Investment Objectives
Our primary investment objectives are to preserve, protect and enhance our assets, while:
•	obtaining current income,

•	making quarterly distributions,

•	becoming and remaining qualified as a REIT for federal income tax purposes, and

•	providing our stockholders with liquidity of their investment within 10 years after commencement of the offering, either through listing our shares on a national securities exchange or on the Nasdaq stock market or, if listing does not occur by December 31, 2017, commencing the orderly liquidation of our assets and distributing the proceeds.
Management Services
Orange Advisors, LLC (“Orange Advisors” or “Advisor”) will administer the day-to-day operations of Orange REIT and select Orange REIT’s real estate investments. Orange Advisors provides management services relating to Orange REIT and the properties pursuant to an advisory agreement between it and Orange REIT. Under this agreement, our advisor is responsible for assisting us in negotiating leases and management agreements, collecting rental payments, inspecting the properties and the tenants’ books and records, and responding to tenant and manager inquiries and notices. Our advisor also provides information to us about the status of the leases, the management agreements, the properties, and financing. In exchange for these services, our advisor is entitled to receive a monthly asset management fee in an amount equal to 10% of our monthly REIT operating expenses. The asset management fee may or may not be taken, in whole or in part as to any year, in the sole discretion of the advisor. All or any portion of the asset management fee not taken as to any fiscal year will be deferred without interest and may be taken in such other fiscal year, as the advisor may determine.
Orange Realty Group, LLC (“Orange Realty Group”) will assist us in maintaining a continuing and suitable property investment program. Both Orange Advisors and Orange Realty Group are affiliates of our Chairman, Mr. Brad Honigfield.
Joint Venture Arrangements
We may enter into a joint venture to purchase and hold for investment a property with various unaffiliated persons or entities. We may also enter into a joint venture with another program formed by our principals or Orange Advisors or its affiliates, if a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction determine that the investment in such joint venture is fair and reasonable to us and on substantially the same terms and conditions as those to be received by the co- venturer or co-venturers. We may take more or less than a 50% interest in any joint venture, subject to obtaining the requisite approval of the directors.

Borrowing
We may borrow money to acquire properties and to pay certain related fees. We expect in the future to encumber properties in connection with any such borrowing.
We believe that any financing obtained during the current offering period will allow us to make investments in properties that we otherwise would be forced to delay until we raised a sufficient amount of proceeds from the sale of shares. By eliminating this delay, we would also eliminate the risk that these investments will no longer be available, or the terms of the investment will be less favorable, when we have raised sufficient offering proceeds. Alternatively, affiliates of our advisor could make such investments, pending our receipt of sufficient offering proceeds, in order to preserve our investment opportunities. However, properties we acquire in this manner would be subject to closing costs both on the original purchase by the affiliate and on the subsequent purchase by us, which would increase the amount of expenses associated with the acquisition of properties and reduce the amount of offering proceeds available for investment in income-producing assets. We believe that the use of borrowings would enable us to reduce or eliminate the instances in which we will be required to pay duplicate closing costs, which may be substantial in certain states.
Similarly, we believe that the borrowing may benefit us by allowing us to take advantage of our ability to borrow at favorable interest rates. Specifically, we intend to structure the terms of any financing so that the lease rates for properties acquired will exceed the interest rate payable on the financing. To the extent that we are able to structure the financing on these terms, we would increase our net revenues. In addition, the use of financing could increase the diversification of our portfolio by allowing us to acquire more properties than would be possible using only the gross proceeds from the offering.
We may also borrow funds for the purpose of preserving our status as a REIT. For example, we may borrow to the extent necessary to permit us to make distributions required in order to enable us to qualify as a REIT for federal income tax purposes; however, we will not borrow for the purpose of returning invested capital to the stockholders unless necessary to eliminate corporate level tax to us. Our aggregate borrowing, secured and unsecured, will be reasonable in relation to our net assets and will be reviewed by the board of directors at least quarterly. We anticipate that the aggregate amount of financing will not exceed 40% of our total assets. However, in accordance with our articles of incorporation, the maximum amount of borrowing in relation to net assets, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, will not exceed 100% of net assets. “Net assets” means our total tangible assets valued at cost, before deducting depreciation or other non- cash reserves, less our total liabilities. Any excess in borrowing over the 100% level will occur only with approval by a majority of the independent directors and will be disclosed and explained to stockholders in our first quarterly report prepared after such approval occurs.
Loans
Subject to applicable REIT restrictions, we may provide loans to entities in which we own an interest. Such loans may be secured by, among other things, the interests in the entity held by co-venturers.
In cases in which the majority of the independent directors so determine, and in all cases in which a loan involves our advisor, directors or affiliates, we must obtain an appraisal from an independent expert concerning the underlying property securing the loan. We will maintain the appraisal in our records for at least five years, and it will be available for inspection and duplication by any stockholder. In addition to the appraisal, a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or condition of the title must be obtained on loans secured by real property.
Franchise Regulation
Many states regulate the franchise or license relationship between a tenant/franchisee or manager/franchisee and a franchisor. We will not be an affiliate of any franchisor, and we are not currently aware of any states in which the relationship between us as landlord and the tenant or manager will be subjected to those regulations, but we will comply with such regulations in the future, if so required. Hotel brands that franchise their operations are subject to regulation by the Federal Trade Commission.
Competition
The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. The operators of the hotels located on our properties will compete with independently owned hotels, hotels which operate under local or regional brands, and hotels which operate under well-known national brands, including those offering different types of accommodations. The hotels on our properties may compete with other hotels operated under major brand names, including Marriott, Hilton, Holiday Inn, Comfort Inn and other brand names. Many of our competitors will have greater marketing and financial resources than us and the managers of our hotels.
We will compete with other entities both to locate suitable properties to acquire and to locate purchasers for our properties. We will compete for acquisition opportunities with entities that will have greater financial resources than us. These entities may generally be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a hotel manager.

Americans with Disabilities Act
Our properties will need to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent they are “public accommodations” and/or “commercial facilities” under the ADA. Compliance with ADA requirements could require removal of structural barriers to handicapped access in public areas of the properties where removal is readily achievable. “Readily achievable” is defined in the relevant federal regulations to refer to a barrier that can be removed “without much difficulty or expense” in light of cost of removal, available financial resources, and impact on safety or other relevant operations of the facility. Where the removal of a barrier is not readily achievable, the barrier does not have to be removed but the ADA may in such circumstances require us to take other action or adopt some alternative procedure to make the premises available to individuals with disabilities. The removal of barriers or the taking of such other actions could involve additional expense for us.
Employees
We do not have any direct employees. Pursuant to our advisory agreement with Orange Advisors, Orange Advisors supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors.
Access to Information
We are subject to the reporting and information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and, as a result, file periodic reports, current reports and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, and other information we file electronically with the SEC. Unless specifically incorporated by reference herein, information on our website does not constitute part of this Annual Report on Form 10-K.
Our Internet address is http://orangereit.com. The website is currently under construction; however, once completed, we intend to make available at this address, free of charge, our annual reports, quarterly reports, current reports and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors
Risks Related to the Current Offering
We own no properties at this time and must rely on Mr. Brad Honigfeld and his affiliates to identify and purchase appropriate properties for us.
We have not identified or acquired specified properties to date. The offering is an unspecified property offering, and therefore investors will have to rely upon the ability of Mr. Honigfeld and his affiliates to acquire a suitable portfolio of unspecified properties. We will use the proceeds of the offering to acquire unspecified properties, and investors will be unable to review the properties or the terms of the purchase and financing before we complete the acquisitions.
We cannot assure you that we will acquire any suitable investments.
We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms in any properties. We cannot be sure that any investments we make will achieve our objectives. If we are unable to make suitable investments, our financial condition and ability to pay distributions would be adversely affected.
We have no operating history for you to evaluate.
We have recently been formed, are in the development stage and have no prior performance history. Further, Orange Advisors, Orange Realty Group and our executive officers have no prior performance history for managing a real estate investment trust. As a result, you cannot be sure how Orange REIT will be operated, whether it will qualify as a REIT, whether it will achieve its objectives or how it will perform financially.
The price of our shares is subjective and may not bear any relationship to what a stockholder could receive if the shares were resold.
We determined the offering price of our shares in our sole discretion based on the price which we believed investors would pay for the shares, estimated fees to third parties, as well as the fees to be paid to Orange Advisors, Orange Realty Group and their affiliates, the expenses of the offering and the funds we believed should be available to invest in properties and other permitted investments. There is no public market for the shares on which to base market value.

There may be delays in investing the proceeds of the offering, and this delay may decrease the return to our stockholders.
We may delay investing the proceeds from the offering, and therefore delay the receipt of any returns from such investments, due to the inability of Orange Realty Group to find suitable properties for investment. Until we invest in properties, our investment returns on offering proceeds will be limited to the rates of return available on short-term, highly liquid investments that provide appropriate safety of principal. We expect these rates of return, which affect the amount of cash available to make distributions to stockholders, to be lower than we would receive for property investments. Further, all net proceeds of the offering must be invested in properties or allocated to working capital reserves within the later of two years after commencement of the offering or one year after termination of the offering. Any net proceeds not invested in properties or allocated to working capital reserves by the end of this time period will be returned to investors.
The actual amount of proceeds available for investment in properties is uncertain, and we cannot guarantee that the investors will receive a specific return on their investment.
Although we estimate the net amount of offering proceeds that will be available for investment in properties due to the “best efforts” nature of the offering, the actual amount available for investment may be less. For example, we might deem it necessary to establish a larger than expected reserves to cover liabilities from unexpected lawsuits or governmental regulatory judgments or fines. Any liabilities of this sort, or other unanticipated expenses or debts, would reduce the amount we have available for investment in properties.
Orange Advisors and Orange Realty Group (and therefore Mr. Honigfeld) will receive substantial fees in connection with organizing and operating Orange REIT, Inc. Because we will use a portion of the offering price from the sale of shares to pay fees and expenses and the full offering price will not be invested in properties, we will only be able to return all of our stockholders’ invested capital if we sell the properties for a sufficient amount in excess of their original purchase price. We cannot assure you that we will be able to sell our assets so as to return our stockholders’ aggregate invested capital, to generate a profit for the stockholders or to fully satisfy any debt obligations.
If our properties do not generate sufficient revenue to meet operating expenses, our cash flow and our ability to make distributions to stockholders will be adversely affected.
We will be subject to all operating risks common to the hotel business. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:
•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.
Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While we intend to make quarterly distributions to stockholders, there can be no assurance that we will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.
While we will seek generally to make distributions from our operating revenues, we might make distributions (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources. While distributions from such sources would result in stockholders receiving cash, the consequences to us would differ from a distribution out of our operating revenues. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of shares are distributed, those proceeds would not then be available for other uses, such as property acquisitions or improvements.

The sale of shares by stockholders may be difficult.
Currently there is no public market for the shares, so stockholders may not be able to sell their shares promptly or at a desired price. Therefore, investors should consider purchasing the shares as an illiquid, long-term investment only. Although we anticipate either dissolving or applying for listing on a national securities exchange or on the Nasdaq stock market on or before December 31, 2017, we do not know if we will ever apply to list our shares, or if we do apply for listing, when such application would be made or whether it would be accepted. If our shares are listed, we cannot assure you a public trading market will develop. We cannot assure you that the price you would receive in a sale on a national securities exchange or on the Nasdaq stock market would be representative of the value of the assets we own or that it would equal or exceed the amount you paid for the shares.
Further, our articles of incorporation provide that we will not apply for listing before the completion or termination of the offering. Although we have adopted a redemption plan, we have discretion to not redeem your shares, to suspend the plan and to cease redemptions. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price. In particular, those limitations include:
•	no more than $100,000 of proceeds from the sale of shares pursuant to any offering in any calendar quarter may be used to redeem shares (but the full amount of the proceeds from the sale of shares under the reinvestment plan attributable to any calendar quarter may be used to redeem shares presented for redemption during such quarter and any subsequent quarter), and

•	no more than 5% of the number of shares of our common stock (outstanding at the beginning of any 12-month period) may be redeemed during such 12-month period.
Some of the compensation to Orange Advisors and Orange Realty Group is payable before distributions and, therefore, will tend to reduce the return on our stockholders’ investment.
We will pay Orange Realty Group a fee of up to 4.0% of the sum of the gross proceeds of the offering and any proceeds from financing in connection with property acquisitions. We will pay, subject to specified limitations, a monthly fee equal to 10% of our REIT operating expenses to Orange Advisors. The payment of compensation to Orange Advisors and Orange Realty Group from proceeds of the offering and operating revenues will reduce the amount of proceeds available for investment in properties or the cash available for distribution, and will therefore tend to reduce the return on our stockholders’ investments. In addition, this compensation is payable prior to distributions and without regard to whether we have sufficient cash for distributions.
Investors purchasing shares after the first closing will pay a higher offering price per share than investors purchasing shares at the first closing, resulting in immediate dilution to investors purchasing after the first closing.
The terms of the offering provide that the shares will be offered at $13.50 per share until the first closing and any additional shares sold will be offered at $15.00 per share. As a result of this provision, we will receive at the first closing at least $277,800 less in gross proceeds than we would receive if the shares were sold for $15.00 per share. Investors investing after the first closing will suffer dilution, with the amount of dilution varying depending upon the number of additional shares sold. The first share sold in the offering following the first closing will suffer dilution of approximately $1.50 per share, and if all of the additional shares offered are sold, the dilution will decline to approximately $0.01 per share.
Risks Related to Our Business
Investors will be required to rely on our advisor, our executive officers and our board of directors to manage Orange REIT and our results of operations will depend upon their management.
Investors will be relying entirely on the management ability of our advisor and our executive officers and on the oversight of our board of directors. Investors will have no right or power to take part in the management of Orange REIT, except through the exercise of your voting rights. Thus, investors should not purchase any of the shares in the offering unless they are willing to entrust all aspects of our management to our advisor and our board of directors.

We are dependent on Orange Advisors, which has no prior experience managing a real estate investment trust.
Our advisor, Orange Advisors, LLC, subject to approval by the board of directors, is responsible for our daily management, including all acquisitions, dispositions and financings. Our advisor is newly formed and lacks experience with respect to managing a real estate investment trust. We cannot be sure that the advisor will achieve our objectives, including our qualification as a REIT, or that the board of directors will be able to act quickly to remove the advisor if it deems removal necessary. The board of directors may fire the advisor, with or without cause, but only subject to payment to the advisor and release of the advisor from all guarantees and other obligations incurred as advisor. If listing has not occurred at the time the advisor is terminated, we would be required to pay a performance fee, equal to 10% of the amount, if any, by which
•	the appraised value of our assets on the termination date, less the amount of all indebtedness secured by such assets, plus the total distributions paid to stockholders from Orange REIT’s inception through the termination date, exceeds

•	invested capital plus an amount equal to the stockholders’ 8% return from inception through the termination date.
As a result, it is possible that we would be managed for some period by a company that was not acting in our best interests or not capable of helping us achieve our objectives.
Our taxable REIT subsidiary structure will subject us to the risk of increased hotel operating expenses.
The performance of our taxable REIT subsidiary will depend on the operations of our hotels. Our operating risks will include not only changes in hotel revenues and changes to our taxable REIT subsidiary’s ability to pay the rent due under the leases, but also increased hotel operating expenses, including, but not limited to, the following:
•	wage and benefit costs,

•	repair and maintenance expenses,

•	energy costs,

•	property taxes,

•	insurance costs, and

•	other operating expenses.
Any increases in these operating expenses could have a significant adverse impact on our earnings, financial condition and cash flows.
There were no arms-length negotiations for our agreements with Orange Advisors and Orange Realty Group, and the terms of those agreements may be more favorable to those entities, and to our detriment, than had the negotiations been arms-length with third parties.
Orange Advisors and Orange Realty Group will receive substantial compensation from us in exchange for management/investment services they have agreed to render to us. The terms of these agreements have been established without the benefit of arms-length negotiations. The terms of their agreements may be more favorable to those entities and to our detriment than had the negotiations been arms-length with third parties. Orange Advisors will supervise and arrange for the day-to-day management of our operations, and Orange Realty Group will assist us in maintaining a continuing and suitable property investment program.
Stockholders in Orange REIT may experience dilution.
Stockholders in Orange REIT have no preemptive rights. If we commence a subsequent public offering of shares or securities convertible into shares or otherwise issue additional shares, investors purchasing shares in the offering who do not participate in future stock issuances will experience dilution in the percentage of their equity investment in our company. Stockholders will not be entitled to vote on whether our company engages in additional offerings. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, stockholders in Orange REIT may experience a dilution in both the book value and fair value of their shares. Although our board of directors has not yet determined whether it will engage in future offerings or other issuances of shares, it may do so if it is determined to be in our best interests.

Risks Related to Conflicts of Interest
There are conflicts of interest with our Chairman and President because they have duties to companies with which we may compete for properties.
Generally, conflicts of interest may arise between us and Mr. Honigfeld because he is the manager, an officer and the owner of Orange Advisors and Orange Realty Group and may become a director or an owner of a manager of our hotels, and conflicts of interest may arise between us and Mr. Cooper because he is an officer of Orange Advisors and Orange Realty Group. These companies have entered into contracts with us to provide us with asset management, property acquisition and disposition services.
Under our articles of incorporation and bylaws, we will indemnify our directors and officers, including Mr. Honigfeld and Mr. Cooper, from any liability and related expenses incurred in dealing with us or our stockholders, except if:
•	the loss or liability was the result of negligence or misconduct, or if the indemnitee is an independent director, the loss or liability was the result of gross negligence or willful misconduct,

•	the act or omission was material to the loss or liability and was committed in bad faith or was the result of active or deliberate dishonesty,

•	the indemnitee actually received an improper personal benefit in money, property, or services,

•	in the case of any criminal proceeding, the indemnitee had reasonable cause to believe that the act or omission was unlawful, or

•	in a proceeding by or in the right of Orange REIT, the indemnitee shall have been adjudged to be liable to Orange REIT.
We may compete with Orange Advisors, Orange Realty Group or their affiliates for properties.
We may experience competition for the acquisition of properties if Orange Advisors, Orange Realty Group or their affiliates invest in properties for their own account or sponsor entities similar to Orange REIT in the future. In addition, Orange Advisors, Orange Realty Group or their affiliates from time to time may acquire properties on a temporary basis with the intention of subsequently transferring the properties to us. If our affiliates acquire such properties, our articles of incorporation only permit us to purchase properties from affiliates at the affiliate’s cost or at a higher price, provided that there is substantial justification for the excess and the excess is reasonable, the price does not exceed the current appraised value and a majority of the disinterested directors (including a majority of the independent directors) approve the transaction as fair and reasonable to us. For these reasons, the selection of properties to be transferred by our affiliates to us may be subject to conflicts of interest. We cannot be sure that our advisor will act in our best interests when deciding whether to allocate any particular property to us. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before making your investment.
The timing of sales and acquisitions may favor Orange Advisors, Orange Realty Group or their affiliates.
Orange Advisors, Orange Realty Group or their affiliates may immediately realize substantial commissions, fees and other compensation as a result of any investment in or sale of an asset by us. Our board of directors must approve each investment and sale, but our advisor’s recommendation to our board of directors may be influenced by the impact of the transaction on our advisor’s or its affiliates’ compensation.
Our fee structures may encourage our advisor or Orange Realty Group to recommend speculative investments and a high amount of leverage.
Our agreements with our advisor and Orange Realty Group were not the result of arm’s-length negotiations. Because some of our officers and a director are also officers and the manager of our advisor and Orange Realty Group, the terms of the advisory agreements may favor our advisor or Orange Realty Group. As a result, our advisor or Orange Realty Group may not always act in our best interests, which could adversely affect our results of operations. Because Orange Realty Group will receive fees based on the amount of acquisition financing we obtain, it may have an incentive to recommend a high amount of leverage to us. Similarly, because Orange Realty Group may receive fees upon the sale of properties and other permitted investments, it may have an incentive to recommend to us the premature sale of these assets.

Our affiliates may provide property development services to Orange REIT, for fees which may not be determined at arm’s-length and which may encourage more development activity that if we used unaffiliated developers.
Properties that we acquire may require development. Our affiliates may serve as developer and if so, the affiliates would receive a development fee that would otherwise be paid to an unaffiliated developer. We have not entered into any arrangements with affiliated or unaffiliated persons for the development of properties and accordingly the amount of any such fees is currently unknown. Our board of directors, including the independent directors, must approve employing an affiliate of ours to serve as a developer. There is a risk, however, that we would acquire properties that require development so that an affiliate would receive a development fee.
We may invest with affiliates of our advisor and enter into other transactions with them, which may result in conflicts of interest which may not be resolved at arm’s-length.
We may invest in joint ventures with another program sponsored by our advisor or its affiliates, although our advisor and its affiliates do not currently sponsor other programs. Our board of directors, including the independent directors, must approve the transaction, but our advisor’s recommendation may be affected by its relationship with one or more of the co-venturers and may be more beneficial to the other programs than to us. Further, because these transactions are, and other transactions we enter into may be, with affiliates, they may not be at arm’s length. Had they been at arm’s length, the terms of the transactions may have been different and may have been more beneficial to us.
Mr. Honigfeld will spend time on other activities with other entities that may compete with us.
Brad Honigfeld, our chairman and director, is the manager of Orange Advisors and Orange Realty Group. He also serves as an officer and manager of entities that may engage in the ownership of hotels. These entities may share similar investment objectives and policies and may compete for properties against us. Mr. Honigfeld will be required to allocate his time among these entities, and he estimates that he will spend 75% of his time on activities other than our business.
Of the time Mr. Honigfeld has available for Orange REIT matters, he will be required to exercise his judgment to allocate his time among Orange Advisers, Orange Realty Group and Orange REIT. Mr. Honigfeld anticipates that the majority of his time spent on Orange REIT matters will be devoted to serving as a manager of Orange Advisors, which will manage operational, administrative and other matters for Orange REIT. He also anticipates that he will, as manager of Orange Realty Group, provide advice with respect to the acquisition and disposition of properties. He will need to determine the amount of time to be allocated to Orange Realty Group on a case by case basis, depending upon the amount raised in the offering and the number of properties Orange REIT will seek to acquire. He anticipates that his direct services to Orange REIT will principally involve participating in meetings of the board of directors.
Because Mr. Honigfeld expects to spend time on other activities and because he will be required to divide his time available for Orange REIT matters among services for Orange Advisers, Orange Realty Group and Orange REIT, there may be instances when he may not have sufficient time to assist us with some matters. As a result, we may not have the benefit of his assistance on these matters, and we may be adversely affected by the lack of his assistance.
Real Estate and Other Investment Risks
Possible lack of geographic and hotel brand diversification increases the risk of investment because our investment would be affected more quickly by an economic downturn in one or more markets.
There is no limit on the number of properties of a particular hotel brand that we may acquire. The board of directors, including a majority of the independent directors, will review our properties and potential investments in terms of geographic and hotel brand diversification. If in the future we concentrate our acquisitions on certain hotel brands, or in certain geographic areas or on certain hotel types, it will increase the risk that our financial condition will be adversely affected by the poor judgment of a particular management group, by poor brand performance, by a downturn in a particular market sub-segment or by market disfavor with a certain hotel type.
Our profitability and our ability to diversify our investments, both geographically and by type of hotel properties purchased, will be limited by the amount of funds at our disposal. If our assets become geographically concentrated, an economic downturn in one or more of the markets in which we have invested could have an adverse effect on our financial condition and our ability to make distributions.
The minimum size of the offering may result in lack of diversification and lower returns.
The offering is being made on a “best efforts” basis and is conditioned on the sale of at least 185,186 shares. Because the offering will be made on a best efforts basis, our potential profitability and ability to diversify our investments, both geographically and by number of properties and other permitted investments will be limited by the amount of funds at our disposal. For example, if minimum gross proceeds of $2.5 million are raised, we expect to only be able to purchase one property. The fewer properties purchased, the greater the potential adverse effect of a single unproductive property upon our profitability since a reduced degree of diversification will exist among our properties. In addition, the returns on the shares sold will be reduced as a result of allocating our expenses among the smaller number of shares. There can be no assurance that we will sell the minimum number of shares. The managing dealer does not intend to purchase any shares in the offering.

We do not have control over market and business conditions, which may adversely affect our results of operations and reduce the funds available for distribution to stockholders.
A number of market and business factors beyond our control may reduce the value of properties that we acquire in the future, the results of hotel operations, the ability of tenants to pay rent on a timely basis and the amount of the rent. These factors include:
•	changes in general or local economic or market conditions,

•	increased costs of energy,

•	increased costs of insurance,

•	increased costs of products,

•	increased costs and shortages of labor,

•	competitive factors,

•	fuel shortages,

•	quality of management,

•	the ability of a hotel brand to fulfill any obligations to operators of its hotel business,

•	limited alternative uses for the building,

•	changing consumer habits,

•	condemnation or uninsured losses,

•	changing demographics,

•	changing traffic patterns,

•	inability to remodel outmoded buildings as required by the franchise or lease agreement,

•	voluntary termination by a manager of its obligations under a management agreement or by a tenant of its obligations under a lease, or

•	bankruptcy of a manager or tenant.
If hotel operations are adversely affected as a result of any of these factors, cash available to make distributions to our stockholders may be reduced.
We do not expect to operate our hotels and, as a result, we will be dependent on third-party management companies.
Our taxable REIT subsidiary must enter into management agreements with third-party management companies, or we must lease our hotels to third-party tenants. We will not control these third-party management companies or tenants who will operate and will be responsible for maintenance and other day-to-day management of our hotels. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenues or profits, we may not be able to require the third-party management company or tenant to change its method of operation of our hotels. Our results of operations, financial condition and ability to make distributions to stockholders, therefore, will be dependent on the ability of these third-party management companies and tenants to operate our hotels successfully.
We may not be able to obtain or retain desirable franchise agreements, which could decrease our revenue.
Our ability to obtain and maintain franchise agreements for hotel properties that we acquire will be subject to our franchisors’ operating standards and other terms and conditions.

Franchisors will periodically inspect our hotels to ensure that we, our third-party management companies and third-party tenants maintain these standards. Our failure, or the failure of one of our third-party management companies or third-party tenants to maintain these standards or comply with other terms and conditions could result in a franchise agreement being canceled. As a condition to maintenance of a franchise agreement, a franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable or likely to result in an acceptable return on our investment. We may risk losing a franchise agreement if we do not make franchisor-required capital expenditures.
If a franchisor terminates the franchise agreement, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise. The loss of a franchise agreement could materially and adversely affect the operations or the underlying value of the hotel because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise agreement for one or more hotels could materially and adversely affect our results of operations, financial condition and ability to make distributions to our stockholders.
Adverse trends in the hotel industry may impact our properties, reducing our income and funds available for distribution to stockholders.
The success of our hotel properties depends largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business and trends in the hotel industry may affect our income and the funds we have available to distribute to stockholders.
The risk of terrorism or future military activities in the United States or foreign countries may adversely affect the travel and lodging industries, which could adversely affect our results of operations and funds available for distribution to stockholders.
The impact of events such as future military activities in the United States or foreign countries and future terrorist activities or threats of such activities could have on our business cannot be determined. Our properties and the business of our managers and tenants may be affected, including hotel occupancy and revenues, and as a result, our revenues may be adversely affected. If the reduction in travel is protracted, our results of hotel operations and the ability of our tenants to make rental payments may be adversely affected and cash available for distributions to stockholders may be reduced. In addition, the U.S. participation in the conflict in Iraq or other significant military activity could have additional adverse effects on the economy, including the travel and lodging industry. It is possible that these factors could have a material adverse effect on the value of our assets.
Leasing properties to our subsidiary will subject us to conflicts of interest that could affect our results of operations and funds available for distribution to stockholders.
For properties leased to our subsidiary, we are less likely to evict the tenant if the property’s poor performance results in a failure to pay rent. We expect, however, to have the right under our agreements with third-party managers to terminate the manager and engage a new manager in the event that the poor performance is attributable to the manager. Therefore, in the event of default due to market conditions and not the manager’s performance, we may experience lower returns.
In addition, rent obligations of a tenant that is a subsidiary are based, to a large extent, on gross revenues of properties. This means that poor performance by these properties may affect our results of operations to a much greater extent than would poor performance by properties leased to third parties.
We will not control the management of our properties and our financial condition will be dependent on the performance of our managers or tenants.
Our managers or tenants will be responsible for maintenance and other day-to-day management of the properties. Because our revenues will be largely derived from the results of hotel operations, our financial condition will be dependent on the ability of managers or third-party tenants that we do not control to operate the properties successfully. We intend to enter into management agreements with managers or leasing agreements with third-party tenants having substantial prior hotel experience. There is no assurance, however, that we will be able to enter into such arrangements. If our managers or tenants are unable to operate the properties successfully, hotel revenues may not cover operating expenses or the tenants may not be able to pay their rent and may not generate significant percentage rent, which could adversely affect our financial condition.
Credit enhancements to our leases may not be available or, if available, will be subject to termination and may also be subject to maximum limits.
We may not obtain credit enhancements, such as guarantees, net worth requirements or liquidity facility agreements, from a manager or third-party tenant in connection with future leases.

Even if provided to us, these enhancements will generally terminate at either a specific time during the lease term or once net operating income of the property exceeds a specified amount. Some of these provisions may also have limits on the overall amount of the credit enhancement. After the termination of a credit enhancement, or in the event that the maximum limit of a credit enhancement is reached, we may only look to the tenant to make lease payments. If, in this event, the tenant is unable to make payments under the lease, our results of operations may be adversely affected and, if multiple tenants were similarly affected, cash available to make distributions to our stockholders may be reduced or we may experience losses.
We may not control the activities of joint ventures in which we enter, subjecting our investment to the risks associated with their decisions.
We may enter into a joint venture with an unaffiliated party to purchase a property, and the joint venture or general partnership agreement relating to that joint venture may provide that we will share management control of the joint venture with the third party. In any joint venture with another program sponsored by an affiliate, we do not anticipate that we will have sole management control of the joint venture. In any joint venture in which we do not have control, the results of the joint venture and the value of our interest in the joint venture may depend on the controlling party.
Joint venture partners may have different interests than we have and, as a result, they may be willing to take greater risks or accept lower returns our management.
Investments in joint ventures involve the risk that our co-venturer may have economic or business interests or goals which, at a particular time, are inconsistent with our interests or goals, that the co-venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, or that the co-venturer may experience financial difficulties. Among other things, actions by a co-venturer might subject property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences. If we do not have full control over a joint venture, the value of our investment will be affected to some extent by a third party that may have different goals and capabilities than ours. As a result, joint ownership of investments may adversely affect our returns on the investments and, therefore, cash available for distributions to our stockholders may be reduced.
It may be difficult for us to exit a joint venture after an impasse with our co-venturer.
In our joint ventures, there will be a potential risk of impasse in some joint venture decisions because our approval and the approval of each co-venturer will be required for some decisions. The types of decisions that would require the approval of each co-venturer would be determined under the joint venture agreement between the parties, but those types of decisions are likely to include borrowing above a certain level or disposing of assets. In any joint venture with an affiliated program, however, we may have the right to buy the other co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. In the event of an impasse, it is possible that neither party will have the funds necessary to complete the buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops.
We may not have control over properties under construction and may be unable to control certain construction risks.
We intend to acquire sites on which a property that we will own and hold for investment will be built, as well as sites that have existing properties, including properties that require renovation. If we acquire a property for development or renovation, we may be subject to risks in connection with a developer’s ability to control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables.
We will have no economic interest in ground lease properties and, as a result, we may not share in any increase in value of the underlying land.
If we invest in ground lease properties, we will not own, or have a leasehold interest in, the underlying land, unless we enter into an assignment or other agreement. Thus, with respect to ground lease properties, we will have no economic interest in the land or building at the expiration of the lease on the underlying land. As a result, though we will share in the income stream derived from the lease, we will not share in any increase in value of the land associated with any ground lease property.
Multiple management agreements with individual managers or property leases with individual tenants increase our risks upon default.
The value of our properties managed by or leased to third parties will depend principally upon the performance of the third party. Minor defaults by a manager or tenant may continue for some time before the advisor or board of directors determines that it is in our interest terminate the manager or to evict the tenant. Managers may manage more than one property and tenants may lease more than one property. As a result, a default by or the financial failure of a manager or tenant could cause a reduction in income.

It may be difficult to obtain a replacement manager for, or to re-lease, properties, and any delay may reduce our income or funds available for distribution to stockholders.
If a manager does not renew the management agreement for a property, we may be unable either to obtain a new manager for the property for the same terms as the prior management agreement or to obtain a new manager without incurring additional expenditures relating to the property. In addition, we could experience delays in enforcing our rights against a defaulting manager. Any delay we experience in obtaining a new manager or difficulty in entering into a new management agreement on acceptable terms may reduce our income and cash available to make distributions to our stockholders.
If a tenant vacates a property, we may be unable either to re-lease the property for the rent due under the prior lease or to re-lease the property without incurring additional expenditures relating to the property. In addition, we could experience delays in enforcing our rights against, and collecting rents (and, in some cases, real estate taxes and insurance costs) due from, a defaulting tenant. Any delay we experience in re-leasing a property or difficulty in re-leasing at acceptable rates may reduce our income and cash available to make distributions to our stockholders and could, under certain circumstances, jeopardize our REIT status.
Tenants may control the sale of some properties, reducing our ability to freely control the sale of those properties.
We may give some tenants the right, but not the obligation, to purchase their properties from us beginning a specified number of years after the date of the lease. The leases also generally may provide the tenant with a right of first refusal on any proposed sale provisions. These policies may lessen the ability of the advisor and the board of directors to freely control the sale of the property.
Our hotel investments will be relatively illiquid and may adversely affect returns to our stockholders.
Hotel investments are, in general, relatively difficult to sell. This illiquidity will tend to limit our ability to promptly vary our portfolio in response to changes in economic or other conditions. In addition, provisions of the Internal Revenue Code relating to REITs limit our ability to sell properties held for fewer than four years. This limitation may affect our ability to sell properties without adversely affecting returns to our stockholders.
The liquidation of our assets may be delayed, which would defer the distribution of liquidating distributions to stockholders.
For up to the first five years or more after commencement of the offering, we intend to use any proceeds from the sale of properties that are not required to be distributed to stockholders in order to preserve our status as a REIT, to acquire additional properties and repay outstanding indebtedness. If our shares are listed on a national securities exchange or on the Nasdaq stock market, we may reinvest the proceeds from sales in other properties for an indefinite period of time. If our shares are not listed by December 31, 2017, we are obligated to commence the orderly liquidation of our assets and distribute the net sales proceeds to stockholders, and we will engage only in activities related to our orderly liquidation, unless our stockholders elect otherwise.
Neither our advisor nor our board of directors may be able to control the timing of the sale of our assets due to market conditions, and if we take a purchase money obligation in partial payment of the sales price of a property, we will realize the proceeds of the sale over a period of years.
The hotel industry is seasonal, which may cause quarterly fluctuations in our results.
As a result of the seasonality of the hotel industry, there may be quarterly fluctuations in results of operations of properties leased to a subsidiary. In addition, there may be quarterly fluctuations in the amount of percentage rent, if any, we will receive from our third-party leases. Any reduction in rent or percentage rent would reduce the amount of cash we could distribute to our stockholders.
Our hotel properties may be unable to compete successfully.
We will compete with other companies for the acquisition of properties. In addition, the hotel industry is highly competitive, and we anticipate that any property we acquire will compete with other businesses in the vicinity. In competing for property acquisitions, we will compete with significantly larger and better-financed companies. Our ability to receive rent, including rent in the form of percentage rent in excess of the base rent (including automatic increases in the base rent), for our properties will depend in part on the ability of the managers and tenants to compete successfully with other businesses in the vicinity. In addition, we will compete with hotel investors for suitable managers, tenants and properties. If we, our managers and our tenants are unable to compete successfully, our results of operations will be adversely affected.
Inflation could adversely affect our investment returns.
Inflation may decrease the value of some of our investments. For example, inflation could reduce the value of our investments in properties if the inflation rate is high enough that percentage rent and increases in base rent do not keep up with inflation.

We may not have adequate insurance, which could result in uninsured losses, adversely affecting our results of operations, financial position and funds available for distribution to stockholders.
An uninsured loss or a loss in excess of insured limits could have a material adverse impact on our operating results and cash flows and returns to the stockholders could be reduced. Certain types of losses, such as from terrorist attacks, however, may be either uninsurable, too difficult to obtain or too expensive to justify insuring against. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Therefore, if we, as landlord, incur any liability that is not fully covered by insurance, we would be liable for the uninsured amounts, cash available for distributions to stockholders may be reduced and the value of our assets may decrease significantly. In addition, in such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.
Our properties may be subject to environmental liabilities, which could adversely affect our results of operations, financial position and funds available for distribution to stockholders.
Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.
All of our properties will be acquired subject to satisfactory Phase I environmental assessments, which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; or satisfactory Phase II environmental assessments, which generally involve the testing of soil, groundwater or other media and conditions. The board of directors and the advisor may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided that the seller has agreed in writing to indemnify us and/or established in escrow cash funds equal to a predetermined amount greater than the estimated costs to remediate the problem; or we will negotiate other comparable arrangements, including but not limited to a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us. Moreover, we cannot be sure that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us. Environmental liabilities that we may incur could have an adverse effect on our financial condition or results of operations.
Risks Related to Borrowing
We may not be able to obtain adequate borrowing, reducing our ability to acquire properties and achieve our investment objectives.
Our articles of incorporation and investment policies permit us to borrow money to purchase properties or make other permitted investments, and we may seek to borrow for these purposes. Although we have signed a non-binding letter of intent with M&T Bank for a $50 million credit facility, we have not entered into any arrangements for borrowing, and we cannot be sure that we will be able to borrow on satisfactory terms, if at all. If we do not obtain adequate borrowings in the future, we may not be able to acquire as many properties or other permitted investments, which could limit the diversification of our investments and our ability to achieve our investment objectives.
Anticipated borrowing may impose operating and other restrictions on us and subject us to risks of default.
We may borrow money to acquire assets, to preserve our status as a REIT or for other corporate purposes. We may mortgage or put a lien on one or more of our assets in connection with any borrowing. We may not borrow more than 100% of the value of our net assets without the approval of a majority of our independent directors and the borrowing must be disclosed and explained to our stockholders in our first quarterly report after such approval occurs. Borrowing may be risky if the cash flow from our real estate and other investments is insufficient to meet our debt obligations. Such borrowing may reduce the returns on our assets and the cash available for distribution. In addition, our lenders may seek to impose restrictions on future borrowings, distributions and operating policies, including with respect to capital expenditures and asset dispositions, and it is likely that any loan from M&T Bank will include restrictions of this sort. If we mortgage or pledge assets as collateral and we cannot meet our debt obligations, the lender could take the collateral, and we would lose both the asset and the income we were deriving from it.

We may borrow money to make distributions, placing us at risk of making distributions in excess of our earnings and profits.
We may borrow money as necessary or advisable to make distributions, including, but not limited to, distributions for the purpose of maintaining our qualification as a REIT for federal income tax purposes. In such an event, it is possible that we could make distributions in excess of our earnings and profits and, accordingly, that the distributions could constitute a return of capital for federal income tax purposes, which could reduce the amount of capital we ultimately invest in properties, and negatively impact the value of your investment.
Risks Related to Our Tax Status and Other Tax Related Matters
An investment in our common stock has various Federal income tax risks.
We strongly urge investors to consult their own tax advisor concerning the effects of Federal, state and local income tax law on an investment in our common stock and on their individual tax situation.
If we fail to qualify as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation.
We intend to operate in a manner that will enable us to meet the requirements for qualification and to remain qualified as a REIT for federal income tax purposes, commencing with our taxable year beginning January 1, 2008. A REIT generally is not taxed at the federal corporate level on income it distributes to its stockholders, as long as it distributes annually at least 90% of its taxable income to its stockholders. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service that we will qualify as a REIT.
The IRS could successfully assert that we have not or will not continue to be qualified as a REIT. Our qualification as a REIT will depend on our ability to meet, on an ongoing basis, highly technical and complex requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders and the filing of TRS elections, and no assurance can be provided that we will qualify as a REIT or that we will continue to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax), which could be significant, on our taxable income at regular corporate rates. Unless entitled to relief under certain provisions under the Code, we also would be disqualified from electing to be treated as a REIT for the four taxable years following the year during which qualification was lost. As a result, among other consequences, amounts available for distribution to stockholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our directors, with the consent of a majority of our common stockholders, to revoke the REIT election. It is also possible we may inadvertently fail to fulfill all the requirements necessary to maintain our REIT status.
If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to our leases, which we anticipate will constitute substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We intend to structure our leases to qualify as true leases for federal income tax purposes. However, there can be no assurance that the IRS will agree with this view. If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and we would most likely lose our REIT status.
Utilization of taxable REIT subsidiary structure increases our overall tax liability.
Our taxable REIT subsidiary will be subject to federal and state income tax on its taxable income, which will consist of the revenues from the hotels leased by the taxable REIT subsidiary, net of the operating expenses of these hotels and rent payments to us. Accordingly, although our anticipated ownership of the taxable REIT subsidiary will allow us to participate, through the taxable REIT subsidiary lessees, in the operating income from our hotels, the operating income of the taxable REIT subsidiary, net of its expenses, will be fully subject to income tax. The after-tax net income of our taxable REIT subsidiaries will be available for distribution to us.
We will be subject to a 100% excise tax on any transaction with our taxable REIT subsidiary that is not conducted on an arm’s-length basis. For example, to the extent that the rent paid by our taxable REIT subsidiary to us exceeds an arm’s-length rental amount, such amount potentially will be subject to the excise tax. Such an event would reduce the amount of funds available for distribution to stockholders.

Excessive non-real estate asset values may jeopardize our REIT Status.
In order to qualify as a REIT, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities. Accordingly, the value of any other property that is not considered a real estate asset, cash, cash equivalent or a government security for federal income tax purposes must represent in the aggregate less than 25% of our total assets. In addition, under federal income tax law, we may not own securities in any one company (other than a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company, or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more taxable REIT subsidiaries which have, in the aggregate, a value in excess of 20% of our total assets.
The 25%, 20%, 10% and 5% tests are determined at the end of each calendar quarter. If we fail to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, we will cease to qualify as a REIT.
We may have to borrow funds or sell assets to meet our distribution requirements.
Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income. For the purpose of determining taxable income, we may be required to accrue rent, interest and other items treated as earned for tax purposes, but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items that actually have been paid or some of our deductions might be disallowed by the Internal Revenue Service. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirement applicable to a REIT.
Ownership limits may discourage a change in control.
For the purpose of protecting our REIT status, our articles of incorporation generally limit the direct or indirect ownership by any single stockholder (applying certain attribution rules) of any class of our capital stock, including common stock, to 9.8% of the outstanding shares of that class. Our articles of incorporation also prohibit anyone from buying shares if the purchase would result in our losing our REIT status. For example, we would lose our REIT status if we had fewer than 100 different stockholders or if five or fewer stockholders, applying certain broad attribution rules of the Internal Revenue Code, owned 50% or more of our common stock. These restrictions may discourage a change in control, deter any attractive tender offers for our common stock or limit the opportunity for you or other stockholders to receive a premium for your common stock in the event a stockholder is making purchases of shares of common stock in order to acquire a block of shares.
We are subject to other tax liabilities.
Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow. For example, we will pay tax on certain types of income that is not distributed, and will be subject to a 100 percent excise tax on transactions with a taxable REIT subsidiary that are not conducted on an arms-length basis. In addition, our taxable REIT subsidiary is subject to federal, state and local taxes.
Failure to make required distributions would subject us to additional tax.
In order to qualify as a REIT, we must, among other requirements, distribute, each year, to our stockholders at least 90 percent of our taxable income, excluding net capital gains. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:
•	85 percent of our ordinary income for that year;

•	95 percent of our capital gain net earnings for that year; and

•	100 percent of our undistributed taxable income from prior years.
To the extent we pay out in excess of 100 percent of our taxable income for any tax year, we may be able to carry forward such excess to subsequent years to reduce our required distributions in such years. We intend to pay out our income to our stockholders in a manner intended to satisfy the distribution requirement. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax. We may borrow to pay quarterly distributions to our stockholders. Such borrowings subject us to risks from borrowing as described herein.

Changes in taxation of corporate dividends may adversely affect the value of our common stock.
The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current law is 15 percent through 2010, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax, legislation that extends the application of the 15 percent rate to dividends paid after 2010 by “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations would continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as the individual’s other ordinary income.
We may be required to pay a penalty tax upon the sale of a property.
The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100 percent penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a hotel, resort or other property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend that we and our subsidiaries will hold the interests in the hotels and resorts for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and resorts, and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.
Changes in tax laws may prevent us from qualifying as a REIT.
As we have previously described, we intend to be treated as a REIT for federal income tax purposes. However, this treatment is based on the tax laws that are currently in effect. We are unable to predict any future changes in the tax laws that would adversely affect our status as a REIT. If there is a change in the tax laws that prevent us from qualifying as a REIT or that requires REITs generally to pay corporate level income taxes, we may not be able to make the same level of distributions to our stockholders.
Miscellaneous Risks
Our auditors reported to us that there was a material weakness in our internal controls over financial reporting.
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
To correct this material weakness, during the first quarter of 2007, we expanded our accounting staff and engaged outside professionals to provide additional support in the areas of accounting and reporting. Although these measures are designed to address the material weakness, and we intend to continue the expansion of our accounting staff and engagement of outside professionals if and as we believe necessary, these and any future measures may not enable us avoid other deficiencies in the future.
If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934 and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to achieve and maintain adequate internal controls over financial reporting, our results of operations and financial condition, and investors’ confidence in us, could be materially adversely affected.
We are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we will be required under applicable law and regulations to evaluate our systems of internal controls over financial reporting. We plan to evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

We expect to dedicate significant management, financial and other resources in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect these efforts to include a review of our existing internal control structure. As a result of this review, we may either hire or outsource additional personnel to expand and strengthen our finance function. We cannot be certain at this time that we will be able to comply with all of our reporting obligations and successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by the time that we are required to file our next annual report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we fail to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis, investor confidence in the reliability of our financial statements could be lost, which in turn could harm our ability to complete the offering.
We will incur significant costs to operate as a public company, and our management and key employees will be required to devote substantial time to compliance initiatives.
As a public company, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules and regulations implemented by the Securities and Exchange Commission, impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will devote substantial amounts of time to these compliance initiatives. These rules and regulations will impose significant legal and financial compliance costs and will make some activities more time-consuming and costly. We currently incur, and will continue to incur costs associated with our public company reporting requirements. We cannot accurately predict the amount of costs we may incur or the timing of such costs, and these costs could adversely affect our profitability.
Our governing documents may discourage takeovers even if such a transaction might be favorable to our stockholders.
Certain provisions of our articles of incorporation, including the ownership limitations and transfer restrictions may have the effect of preventing, delaying or discouraging takeovers of Orange REIT by third parties that a stockholder may consider favorable.
Majority stockholder vote provisions may discourage changes of control.
Stockholders may take some actions, including approving amendments to our articles of incorporation and bylaws, by a vote of the holders of a majority of the shares outstanding and entitled to vote. If approved by the holders of the appropriate number of shares, all actions taken would be binding on all of our stockholders. Some of these provisions may discourage or make it more difficult for another party to acquire control of our company or to effect a change in our operations.
Our board of directors can take many actions without stockholder approval.
Our board of directors has overall authority to conduct our operations. This authority includes significant flexibility. For example, our board of directors can:
•	list our stock on a national securities exchange or on the Nasdaq stock market without obtaining stockholder approval;

•	prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT;

•	issue additional shares of stock without obtaining stockholder approval, which could dilute your ownership;

•	change an advisor’s compensation and employ and compensate affiliates;

•	direct our investments toward investments that will not appreciate over time, such as building-only properties, with the land owned by a third party; and

•	establish and change minimum creditworthiness standards with respect to tenants.
Any of these actions or any other actions taken by our board of directors could reduce the value of our assets without giving you, as a stockholder, the right to vote.
Our officers and directors have limited liability.
Our articles of incorporation and bylaws provide that an officer or director’s liability for monetary damages to us, our stockholders or third parties may be limited. Generally, we are obligated under our articles of incorporation and the bylaws to indemnify our officers and directors against certain liabilities incurred in connection with their services. These provisions could limit our ability and the ability of our stockholders to effectively take action against our officers and directors arising from their service to us.

If our assets are deemed to be “plan assets” under ERISA, we may be subject to excise taxes.
We believe that our assets will not be deemed, under the Employee Retirement Income Security Act of 1974, as amended, to be “plan assets” of any plan that invests in the shares, although we have not requested an opinion of counsel to that effect. If our assets were deemed to be “plan assets” under ERISA it is not clear that the exemptions from the “prohibited transaction” rules under ERISA would be available for our transactions and the prudence standards of ERISA would apply to our investments (and might not be met). ERISA makes plan fiduciaries personally responsible for any losses resulting to the plan from any breach of fiduciary duty and the Internal Revenue Code imposes nondeductible excise taxes on prohibited transactions. If such excise taxes were imposed on us, the amount of funds available for us to make distributions to stockholders would be reduced.
We make forward-looking statements in this annual report which may prove to be inaccurate.
We caution you that this annual report contains forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our expectations reflected in the forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include those set forth above, as well as general economic, business and market conditions, changes in federal and local laws and regulations and increased competitive pressures.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2007, we owned no properties as we were still in the development stage.
Item 3. Legal Proceedings
We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Shares
As of December 31, 2007, there were 13,334 shares of the Company’s common stock, par value $0.01 per share, issued and outstanding. These shares are held of record by Briad Development West LLC, an affiliate of our advisor, Orange Advisors, LLC.
Market Information
Our common shares are not listed on a national securities exchange, the Nasdaq Stock Market, or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our articles of incorporation permit us to list our shares on a national securities exchange or to be quoted on the NASDAQ National Market on or before December 31, 2017. In the event we do not obtain listing prior to that date, our articles of incorporation require us to begin selling our properties and liquidating our assets.
In order for FINRA members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor may need to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. We intend to comply with NASD Rule 2710(f)(2)(M) in connection with our first annual report after first closing of the offering.
Holders
As of March 30, 2008, there was one holder of record of our common shares.
Sales of Unregistered Equity Securities and Repurchases
During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.
Distribution Policy
Consistent with our objective of qualifying as a REIT, we expect to pay quarterly distributions and distribute at least 90% of our REIT taxable income. Our cash available for distributions may be less than the 90% of its REIT taxable income, which could require us to borrow funds or sell assets in order to make distributions. To the extent that our distributions exceed our earnings, they constitute a return of capital, rather than a return on investment.
We intend to make quarterly distributions commencing with the close of the first full quarter following the closing of the minimum offering. However, because we have not identified any probable investments, there can be no assurance as to when, or if, we will begin to generate sufficient cash flow for distribution to our stockholders. If we do not have enough cash to make distributions, we may borrow, use proceeds from the offering, issue additional securities or sell assets in order to fund distributions. Until we are generating operating cash flow sufficient to make distributions to our stockholders, we intend to pay all or a substantial portion of its distributions from the proceeds of our offering or from borrowings, including possible borrowings from our advisor or affiliates, in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest in properties.

Reinvestment Plan
We have adopted a reinvestment plan that will allow stockholders to have the full amount of their distributions reinvested in additional shares that may be available. We will pay selling commissions and a non-accountable expense allowance of up to a total of 10.0% of the purchase price of shares sold pursuant to the reinvestment plan. We will also pay Orange Realty Group an acquisition fee of up to 4.0% of the purchase price of the shares sold pursuant to the reinvestment plan. As a result, aggregate fees and expenses payable to the managing dealer and our affiliates will total approximately 14.0% of the proceeds of reinvested distributions. We have registered 366,667 shares of our common stock for this purpose.
Redemption Plan
We have adopted a discretionary redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem all or a portion of their shares equal to at least 25% of their shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem the shares, the number of shares redeemed in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including (i) no more than $100,000 of proceeds from sale of shares pursuant to any offering in any calendar quarter may be used to redeem shares (but the full amount of the proceeds from the sale of shares under the reinvestment plan attributable to any calendar quarter may be used to redeem shares presented for redemption during such quarter and any subsequent quarter), and (ii) no more than 5% of the number of shares of our common stock (outstanding at the beginning of any 12-month period) may be redeemed during such 12 month period. Further, our board of directors has the ability, in its sole discretion, to amend or suspend the plan, if it is deemed to be in our best interest. If we have sufficient funds and if we choose to redeem shares, the redemption price will be on such terms as we determine in our sole discretion. The redemption price will equal the lesser of (x) the price at which the shares of common stock to be redeemed were initially sold by us or (y) a fixed redemption price, which initially will be $15.00 per share and which will never exceed the then current offering price of our stock. Accordingly, the redemption price that we pay to stockholders to redeem shares of common stock may vary over time. Our board of directors will announce any price adjustment and the time period of its effectiveness as a part of its regular communications with stockholders.
Item 6. Selected Financial Data
The following table sets forth selected financial data which has been derived from our audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from our initial capitalization on October 28, 2005 to December 31, 2007, we owned no properties, had no revenue, and were primarily engaged in capital formation activities. Full operations will commence with our first property acquisition.

			Period from	Period from
			October 28,	October 28,
			2005	2005
			(inception)	(inception)
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007

Revenues	$—	$—	$—	$—
Operating expenses:
Professional fees	—	151,863	2,549	154,412
Organizational expenses (to related party)	—	210,000	—	210,000
General & administrative expenses	480,355	—	—	480,655
Asset management fee (to related party)	47,922	—	—	47,922
Interest expense (to related party)	37,134	11,919	2,549	49,053

Total Operating Expenses	$565,411	$373,782	$2,549	$941,742

Net loss	$(565,411)	$(373,782)	$(2,549)	$(941,742)

Loss per common share	$(42.40)	$(28.03)	$(0.19)

Weighted-average common shares outstanding-basic and diluted	13,334	13,334	13,334

Balance Sheet Data
Cash and cash equivalents	$4,443	$4,110
Capitalized Offering Costs	1,192,213	797,773
Total assets	1,204,660	801,883
Accrued expenses to related party (a)	585,947	—
Note payable to related party	1,120,053	551,919
Shareholders’ (deficit) equity	(741,733)	(176,322)

(a)	Accrued Expenses to related party represents amounts to be reimbursed to Orange Advisors, LLC pursuant to our Advisory Agreement

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This annual report contains forward-looking statements, including statements regarding our business strategies, future capital needs, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Orange REIT, Inc. (the “Company”) is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We were formed to invest in limited service, extended stay and/or other hotel properties, primarily in the United States of America. Our initial capitalization occurred on November 30, 2005, when 13,334 shares of the Company’s common stock were purchased for cash of $200,010 ($15 per share) by Briad Development West, LLC (“Briad”), a company controlled by the Chairman and Director of the Company. Our fiscal year end is December 31.
On February 14, 2007, we commenced a stock offering of up to 20,066,667 shares of common stock. We are offering up to 666,667 shares, to investors who meet our suitability standards, at $13.50 per share at the first closing and the remaining shares at $15.00 per share thereafter. The registration statement on Form S-11 was most recently amended by Post-Effective Amendment No. 3, filed with the Securities and Exchange Commission on February 7, 2008. No operations will commence unless and until we have sold at least the minimum offering. We have until December 16, 2008 to sell the minimum offering of $2,500,000. If we do not sell the minimum offering by December 16, 2008, the offering will terminate and all funds deposited by investors into the escrow account will be promptly refunded in full, with interest. Once subscriptions for the minimum offering are received, the proceeds will be released from the escrow account to Orange REIT, Inc.
We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT under the Internal Revenue Code. We anticipate first electing REIT status for our fiscal year ending December 31, 2008. If we qualify as a REIT for federal income tax purposes, Orange REIT generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which its qualification is denied. Such an event could materially and adversely affect net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year in which the first closing occurs, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.
Critical Accounting Policies
Consolidation
The consolidated financial statements will include the accounts of Orange REIT and its wholly and majority-owned subsidiaries, variable interest entities for which Orange REIT is considered to be the primary beneficiary and controlling majority-owned partnership interests. Inter-entity transactions will be eliminated.
Allocation of Purchase Price for Acquisition of Real Estate
Investments in hotel properties will be stated at acquisition cost and allocated to property and equipment and identifiable intangible assets at fair value in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Property and equipment will be depreciated using the straight-line method over their estimated useful lives. Identifiable intangible assets will typically be contracts, including lease agreements and franchise agreements, which will be recorded at fair value. Intangible assets will be amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management will also consider information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

Impairments
We have adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation.
Leases
We will lease our properties primarily to a wholly owned “taxable REIT subsidiary” which will enter into contracts with third-party managers to operate the properties. For properties subject to this arrangement, our consolidated financial statements will report the properties’ hotel operating revenues and expenses rather than the rent contractually due under the leases with the subsidiary.
Other properties may be leased to, and operated by, unrelated third-party tenants on a triple-net basis, whereby the tenant is generally responsible for all property operating expenses, including property taxes, insurance, maintenance and repairs. Rental income from these operating leases will be included in our consolidated results of operations. These third-party property leases will be accounted for using the operating method. When minimum lease payments vary during the lease term, income will be recognized on a straight-line basis so as to produce a constant periodic rent over the lease term. The aggregate amount of income recognized on a straight-line basis in excess of scheduled payments to date will be recorded as accrued rental income and included in other assets. Certain of these leases may also provide for percentage rents based upon the level of gross sales achieved by the third-party tenants. These percentage rents will be recorded once the required sales level is achieved.
Acquisition Fees and Costs
Acquisition fees and miscellaneous acquisition costs that are directly identifiable with investments in real estate that are probable will be capitalized and included in other assets. Upon purchase of real estate or the entrance into a joint venture, the fees and costs that are directly identifiable with that investment will be reclassified to the associated asset. In the event an investment is not made or is no longer probable of being made, any costs directly related to the investment will be charged to expense.
Revenue Recognition
We will recognize revenue as earned; hotel revenues including room, food, beverage and other hotel revenues will be recognized as the related services are provided.
Income Taxes
We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the year in which first closing of the offering occurs. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute at least 90 percent of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. No provision for income taxes has been recorded for the period from October 28, 2005 (inception) through December 31, 2007.
The taxable REIT subsidiary is expected to be subject to income tax at regular corporate rates on any income that it earns.
Results of Operations
During the period from initial capitalization on October 28, 2005 through December 31, 2007, we owned no properties; had no revenue and we were primarily engaged in initial capital-raising activities. During this period, we incurred miscellaneous start-up costs, and interest expense. Additionally, after becoming effective in February of 2007, we accrued reimbursable REIT operating expenses incurred by our affiliate, Orange Advisors, LLC, pursuant to the Advisory Agreement discussed in Note 5 to the consolidated financial statements.
A total of $1,605,678 in start up and offering costs have been incurred by the company and have been paid or accrued since inception. Offering and start up costs incurred during the year ended December 31, 2007 and for the comparable period in 2006 were $431,574 and $1,037,276, respectively.

During the year ended December 31, 2007 reimbursable REIT operating expenses incurred by Orange Advisors, LLC, pursuant to the Advisory Agreement, were approximately $586,000 and consist primarily of general and administrative expenses including salaries and related expenses, rent, and other office expenses. This amount includes asset management fees, pursuant to the terms of the agreement as discussed in Note 5, in the amount of $47,922 and capitalized offering expenses paid by the Advisor on behalf of the REIT in the amount of $47,466.
Because the Company has not yet commenced operations, it has incurred operating expenses in excess of the “2%/25% Guidelines” (2% of average invested assets or 25% of net income for such four quarters). The Company’s independent directors have made a finding that the current level of operating expenses is justified and have authorized the reimbursement of the expenses in excess of the 2%/25% Guidelines following the first closing of the offering.
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
Economic uncertainty, worsening of the U.S. participation in the Iraq conflict or other significant military or terrorist activity could have adverse effects on the economy, including the travel and lodging industries.
An uninsured loss or a loss in excess of insured limits could have a material adverse impact on our operating results. We intend to obtain reasonably adequate insurance coverage on our properties. However, certain types of losses, such as from terrorist attacks, may be either uninsurable, too difficult to obtain or too expensive to justify insuring against. Furthermore, an insurance provider could elect to deny coverage under a claim.
Liquidity and Capital Resources
Currently, our only source of funds is a $200,010 capital contribution and a $1,600,000 line of credit obtained from Briad Development West LLC to fund start-up and offering costs. As of December 31, 2007, the amount outstanding on the line of credit was $1,071,000 plus accrued interest of $49,053.
Advances under the line of credit bear interest at four percent per annum and are payable upon the sale of the minimum number of shares in the offering. We expect to repay these advances with proceeds from the sale of shares.
Upon completion of the offering, we anticipate that our principal liquidity requirements will be to purchase properties and other permitted investments, to pay acquisition expenses, to pay REIT operating fees and expenses and to make distributions to its stockholders. We also may be required to make expenditures with respect to the preparation and opening of properties and with respect to improvements, repairs and renewals at properties. We anticipate that the net proceeds of the offering will be the principal source of funds to purchase properties and pay acquisition expenses. We may also use a portion of the proceeds of the offering, especially in the early stages of our operations, to make expenditures with respect to the preparation and opening of properties. We anticipate that REIT operating fees and expenses will be paid out of cash flow from its operations. Because we must distribute at least 90% of our taxable income, excluding net capital gains, to its stockholders to qualify as a REIT, our ability to use income or cash flow from operations to finance our growth and acquisition activities may be limited.
In addition, we may borrow money to purchase properties, to pay related acquisition fees and for other purposes, including making distributions. We expect to encumber assets in connection with any such borrowing. The aggregate amount of any financing is not expected to exceed 40% of its total assets. The maximum amount we may borrow is 100% of Orange REIT’s net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 100% of our net assets, a majority of our independent directors must approve the borrowing, and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs. We have entered into a non-binding term sheet, described below, for a credit facility, but we have not received any commitment for financing. There is no assurance that we will obtain any financing on satisfactory terms, or at all.

We anticipate that we will acquire hotels substantially ready to commence operations, including all furniture, fixtures and equipment, supplies and other materials necessary to commence operations. We expect that the purchase price for each property will include an allowance of approximately $175,000 for pre-opening expenses. We anticipate that, in connection with the purchase of any property, in addition to the purchase price, we would only be required to pay customary acquisition expenses, such as legal fees, title insurance premiums and closing adjustments (such as prorated taxes, utilities charges and prepaid expenses).
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
Proposed Revolving Credit Facility
We have entered into a term sheet for a $50 million revolving credit facility with M&T Bank. The term sheet is not a commitment by M&T Bank to lend to us, and the entering of a revolving credit facility with the bank is subject to our completion of the minimum offering and the bank’s due diligence review, credit approval and negotiation of loan documents. The term sheet, however, does describe the basic terms of the financing arrangement we are discussing entering into with the bank. If we obtain a revolving credit facility from the bank, the final terms may vary from the proposed terms set forth in the term sheet and could differ materially from the term sheet.
The proposed credit facility would be secured by first mortgages on any hotel properties purchased with funds borrowed under the credit facility and by assignments of rents, leases and other agreements associated with the properties.
Borrowings on the proposed revolving credit facility would bear interest at 225 basis points over the one-month LIBOR rate (5.017% at December 31, 2007). The proposed facility would have a three-year term, and if we were not in default at the end of the term, we could extend the facility upon the same rate and terms for up to two additional one-year periods upon payment of a fee of 0.25%. During the term and any extensions, our required payments would be interest only.
Upon closing of the proposed revolving credit facility, we would incur an origination fee of $250,000 and would be required to pay related closing costs, such as appraisal, attorney and tax certification fees. In addition, we would incur a 0.25% commitment fee based on the average quarterly unused amount of the facility. The term sheet requires that we pay a $15,000 good faith deposit to the bank, which would be applied to the origination fee upon closing. The deposit would be refunded if the facility is not approved by the bank and would be retained by the bank if we do not proceed with the facility.
Although the terms of the proposed revolving credit facility are not final, it is expected that they will require us to comply with financial and non-financial covenants. All of the properties we purchase with the facility would be required to report no less than a 1.30x pro forma debt service coverage ratio on the debt used to purchase the property. If this debt service coverage requirement is not met, we would be required to reduce the debt in order to bring the debt service coverage ratio into compliance. In addition, we would be required to maintain a ratio of debt to tangible book net worth of no greater than 1.5:1. The final terms of the facility may include additional financial covenants.
The proposed revolving credit facility would also contain non-financial covenants that could restrict some of our corporate activities. In particular, the proposed terms require that the maximum loan on any property not exceed 50% of the “as-stabilized” appraised value of the property, that Mr. Honigfeld remain active in our management and that we provide specified quarterly and annual financial reports to the lender. Also, the mortgages associated with the facility could be the only encumbrances on the properties purchased with the facility, and as long as M&T Bank provided the majority of our loan facilities, we would be required to use M&T Bank for the majority of our cash management needs.

Noncompliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the proposed revolving credit facility. An event of default resulting from a breach of a financial or non-financial covenant might result, depending in part on the final terms of the loan documents, in an acceleration of the principal and interest outstanding and a termination of the facility. The proposed facility would also contain other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties.
Recent Accounting Pronouncements
See Recent Accounting Pronouncement section of Note 2 to our consolidated financial statements for a summary of new accounting standards.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
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
Item 8. Financial Statements and Supplementary Data

ORANGE REIT, INC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	29

Consolidated Balance Sheets at December 31, 2007, December 31, 2006, and December 31, 2005	31

Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006, the period from October 28, 2005 (inception) through December 31, 2005 and the period from October 28, 2005 (inception) through December 31, 2007	32

Consolidated Statements of Stockholder’s (Deficit) Equity for the years ended December 31, 2007, December 31, 2006, the period from October 28, 2005 (inception) through December 31, 2005, and the period from October 28, 2005 (inception) through December 31, 2007	33

Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006, the period from October 28, 2005 (inception) through December 31, 2005, and the period from October 28, 2005 (inception) through December 31, 2007	34

Notes to Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Orange REIT, Inc.
We have audited the accompanying consolidated balance sheet of Orange RElT, Inc. (a Development Stage Maryland Corporation) (“the Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholder’s (deficit) equity and cash flows for the year then ended and for the period from October 28,2005 (inception) through December 31,2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and. disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange REIT, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from October 18, 2005 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, liabilities exceed the Company’s assets (excluding capitalized offering costs) by $1,933,946, and the Company has not yet commenced its intended operations. Commencement of such operations is dependent upon the ability of the Company to successfully complete its proposed public offering or obtaining other means of financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors of
Orange REIT, Inc.
We have audited the accompanying balance sheets of Orange REIT, Inc. (a Development Stage Maryland Corporation) as of December 31, 2006, and the related statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2006 and the period from October 28, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orange REIT, Inc. as of December 31, 2006, and the results of its operations and its cash flows for year ended December 31, 2006 and the period from October 28, 2005 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
As disclosed in Note 1 to the accompanying financial statements, the Company is in the development stage and has not yet commenced its intended operations. Commencement of such operations is dependent upon the ability of the Company to successfully complete its proposed public offering or obtaining other means of financing.
/s/ GRANT THORNTON LLP
Southfield, Michigan
May 14, 2007

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$4,443	$4,110
Deposits	5,874	—
Property and equipment, net	2,130	—
Capitalized offering costs	1,192,213	797,773

Total Assets	$1,204,660	$801,883

Liabilities:
Accounts payable	$240,393	$426,286
Accrued expenses (to related party)	585,947	—
Note payable (to related party)	1,120,053	551,919

Total Liabilities	1,946,393	978,205

Commitments and contingencies	—	—

Stockholder’s (Deficit) Equity:
Common stock, $.01 par value; authorized 40,000,000 and 100,000 shares; issued and outstanding 13,334 shares	133	133
Additional paid-in-capital	199,876	199,876
	(941,742)	(376,331)

Total Stockholder’s (Deficit) Equity	(741,733)	(176,322)

Total Liabilities and Stockholder’s (Deficit) Equity	$1,204,660	$801,883

See accompanying notes to consolidated financial statements

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from	Period from
			October 28,	October 28,
			2005	2005
			(inception)	(inception)
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007

Revenues	$—	$—	$—	$—
Operating expenses:
Professional fees	—	151,863	2,549	154,412
Organizational expenses (to related party)	—	210,000	—	210,000
Interest expense (to related party)	37,134	11,919	—	49,053
Asset management fee (to related party)	47,922	—	—	47,922
General & administrative expenses	480,355	—	—	480,355

Total Operating Expenses	$565,411	$373,782	$2,549	$941,742

Net loss	$(565,411)	$(373,782)	$(2,549)	$(941,742)

Basic and diluted loss per share	$(42.40)	$(28.03)	$(0.19)

Weighted average number of shares outstanding Basic and diluted	13,334	13,334	13,334

See accompanying notes to the consolidated financial statements

ORANGE REIT, INC.
(A Development Stage Maryland Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY

				Deficit
				Accumulated
	Common Stock			During the
	Number of		Additional	Development
	Shares	Amount	Paid-Capital	Stage	Total

Initial capitalization October 28, 2005	13,334	$133	$199,876	$—	$200,009
Net loss for the period from October 28,2005 (inception) through December 31,2005	—	—	—	(2,549)	(2,549)

Balance at December 31, 2005	13,334	133	199,876	(2,549)	197,460
Net loss for the year ended December 31, 2006	—	—	—	(373,782)	(373,782)

Balance at December 31, 2006	13,334	$133	$199,876	$(376,331)	$(176,322)
Net loss for the year ended December 31, 2007	—	—	—	(565,411)	(565,411)

Balance at December 31, 2007	13,334	$133	$199,876	$(941,742)	$(741,733)

See accompanying notes to consolidated financial statements

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from	Period from
			October 28,	October 28,
			2005	2005
			(inception)	(inception)
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007
Cash Flows from Operating Activities:
Net loss	$(565,411)	$(373,782)	$(2,549)	$(941,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses (to related party)	—	210,000	—	210,000
Depreciation expense	1,064	—	—	1,064
Increase in accrued interest (to related party)	37,133	11,919	—	49,052
Increase in other assets	(5,874)	—	—	(5,874)
Increase in accounts payable and accrued expenses (excluding capitalized offering costs)	458,150	75,201	2,549	535,900

Net Cash Used in Operating Activities	(74,938)	(76,662)	—	(151,600)

Cash Flows from Investing Activities:
Additions to property and equipment	(3,195)	—	—	(3,195)
Payment of offering costs	(256,534)	(349,238)	—	(605.772)

Net Cash Flows Used in Investing Activities	(259,729)	(349,238)	—	(608.967)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	—	—	200,010	200,010
Advances from Briad for offering costs	335,000	230,000	—	565,000

Net Cash Flows From in Financing Activities	230,000	230,000	200,010	765,010

Net Increase (Decrease) in Cash and Cash Equivalents	333	(195,900)	200,010	4,443
Cash and Cash Equivalents, Beginning of Period	4,110	200,010	—	—

Cash and Cash Equivalents, End of Period	$4,443	$4,110	$200,010	$4,443

Supplemental Disclosure of Non-Cash Activity:
Capitalized offering costs accrued as payable	$240,393	$348,535	$134,279	$240,393
Capitalized offering costs paid directly by related party	$246,048	$50,000	$50,000	$346,048
See accompanying notes to consolidated financial statements

ORANGE REIT, INC.
(A Development State Maryland Corporation)
NOTES TO FINANCIAL STATEMENTS
1. Organization
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
The Company’s initial capitalization occurred on November 30, 2005, when 13,334 shares of the Company’s common stock were purchased for cash of $200,010 ($15 per share) by Briad Development West, LLC (“Briad”), a company controlled by the Chairman and Director of the Company.
The Company has established Orange Hospitality Properties, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS is intended to lease hotels from the Company.
Subject to certain restrictions and limitations, the business of the Company is managed by Orange Advisors, LLC (the “Advisor”), a company that has been formed for such purpose. On February 14, 2007, the Company entered into an advisory agreement with the Advisor specifying the Advisor’s powers, duties, and compensation. Advisory fees and other reimbursable expenses incurred by the Company, pursuant to the advisory agreement, during the years ended December 31, 2007 and December 31, 2006 are included in the accompanying consolidated statements of operations.
The Company engaged Orange Realty Group, LLC, an affiliate (through common ownership) of the Advisor, to manage the acquisition phase of its operation. On February 14, 2007, the Company entered into an agreement with Orange Realty Group, LLC. which outlines specific powers, duties, and compensation.
Orange Realty Group, LLC and the Advisor are 100% owned by Orange Services, LLC, a company controlled by the Chairman and Director of the Company.
The Company’s registration statement on Form S-11 was declared effective by the Securities and Exchange Commission on February 14, 2007 (the “Offering”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements are prepared in conformity with accounting principles generally accepted in the United States. The financial statements include the accounts of the Company and in the future, as appropriate, will, on a consolidated basis, include the accounts of its wholly and majority-owned subsidiaries, variable interest entities for which the Company is considered to be the primary beneficiary and controlling majority-owned partnership interests. Intercompany balances and transactions will be eliminated in consolidation.
Liquidity
At December 31, 2007, the Company’s liabilities exceed its assets (excluding capitalized offering costs) by $1,933,946. Commencement of the Company’s operations, the realization of costs deferred in connection with the Offering and the Company’s ability to settle its obligations is dependent upon its ability to obtain the proceeds from the Offering or obtaining other means of financing. The accompanying financial statements do not include any adjustments that might result should the Company not complete the Offering or obtain other means of financing.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
NOTES TO FINANCIAL STATEMENTS—(Continued)
2. Summary of Significant Accounting Policies, continued
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. All of the Company’s cash and cash equivalents are held in the custody of a financial institution. Balances at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
Hotel Properties
Investments in hotel properties will be stated at acquisition cost and allocated to property and equipment and identifiable intangible assets at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Property and equipment will be depreciated using the straight-line method over their estimated useful lives. Identifiable intangible assets will typically be contracts, including lease agreements and franchise agreements, which will be recorded at fair value. Intangible assets other than goodwill, which is subject to annual impairment tests, will generally be amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, the Company may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management will also consider information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.
Offering Costs
Offering costs have been capitalized and recorded as deferred charges (capitalized offering costs). Upon commencement of the Company’s offering, these costs will be recorded as a reduction to Shareholders’ equity (Additional paid-in-Capital).
Impairment of Long-Lived Assets
The Company will apply Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that a held for use long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a held for use long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a held for use long-lived asset is not recoverable and is measured as the amount by which the carrying value exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a held for use long-lived asset is its new cost basis. The Statement also requires that results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as discontinued operation.
Revenue Recognition
Revenue will be recognized as earned; hotel revenues including room, food, beverage and other hotel revenues will be recognized as the related services are provided.
Lease Accounting
The Company expects to lease its properties primarily to the TRS, which will enter into contracts with third-party managers to operate the properties. Hotel operating revenues and expense for these properties will be included in the results of operation of the Company.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
NOTES TO FINANCIAL STATEMENTS—(Continued)
2. Summary of Significant Accounting Policies, continued
Other properties may be leased to, and operated by, unrelated third-party tenants on a triple-net basis, whereby the tenant is generally responsible for all property operating expenses, including property taxes, insurance, maintenance and repairs. Rental income from these operating leases will be included in the Company’s results of operations.
Third-party leases are expected to be structured as operating in nature and are expected to be accounted for as operating leases under GAAP.
Earnings Per Common Share
Basic earnings (loss) per common share will be computed upon the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share will be calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2007.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.
In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company applied the provisions of the FSP upon adoption of FIN 48.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 160 beginning in the first quarter of fiscal 2009 and is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
NOTES TO FINANCIAL STATEMENTS—(Continued)
2. Summary of Significant Accounting Policies, continued
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The Company will adopt SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2008 and does not expect adoption to have a material impact on its consolidated financial statements.
3. Income Taxes
Because the Company is still in the development stage and has not commenced operations as of December 31, 2007, the losses incurred for the year ended December 31, 2007 and the period from October 28, 2005 (inception) through December 31, 2006 for financial reporting purposes result in deferred tax assets related to temporary differences between financial and tax reporting. The deferred tax assets have been fully reserved as of December 31, 2007, 2006 and 2005 because the Company is in the development stage and utilization of the deferred tax assets is uncertain. Accordingly, no provision for income taxes has been recorded for the year ended December 31, 2007 or for the period from October 28, 2005 (inception) through December 31, 2006.
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the fiscal year ending December 31, 2008. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90 percent of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.
Activities of the TRS are expected to be subject to income tax at regular corporate rates on any income that it earns.
4. Stockholder’s Equity and Offering of Shares
The Company had authorized 100,000 shares of common stock at December 31, 2006. On February 8, 2007, the company amended its articles of incorporation to authorize the issuance of 40,000,000 shares of stock.
On November 30, 2005, the Company issued 13,334 shares of common stock for cash of $200,010 ($15 per share) to Briad Development West, LLC (“Briad”), a company controlled by the Chairman and Director of the Company.
During 2007, the Company commenced an offering of common stock on a “best efforts, minimum-maximum” basis through an offering of shares by J.P. Turner & Company, LLC (the “Managing Dealer”). As of December 31, 2007, the Company received and accepted subscriptions for approximately 221,764 shares. The Company has revised the offering to reduce the minimum offering amount. As a result, the Company is required to return all proceeds received from subscribers prior to the reduction.
The Company intends to establish a reinvestment plan (the “Reinvestment Plan”) pursuant to which stockholders may elect to have the full amount of their cash distribution from the Company reinvested in additional shares of common stock. The Offering will include approximately 366,667 shares of common stock initially for purchase through the Reinvestment Plan.
Offering and Start Up Costs
The Company has incurred, and will continue to incur, costs in connection with the Offering, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the Offering. Offering costs paid are included in capitalized offering costs to the extent that such costs do not exceed limits established in the Offering.
Start up costs incurred other than offering costs are expensed as incurred.
A total of $1,605,679 in start up and offering costs have been incurred by the company and have been paid or accrued since inception. Offering and start up costs incurred during the year ended December 31, 2007 and for the comparable period in 2006 and 2005 were $431,574, $1,037,276, and $136,829 respectively.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
NOTES TO FINANCIAL STATEMENTS—(Continued)
Accrued Expenses to Related Party
Accrued expenses to related party include REIT operating expenses paid or incurred by the Advisor. “REIT operating expenses” are all costs and expenses (excluding the expenses of the operations of the taxable REIT subsidiary) that in any way relate to the operation of Orange REIT or to Orange REIT’s business as discussed in Note 5 below.
5. Related Parties
Affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company.
Orange Realty Group, LLC
During the acquisition stage, the Company will pay Orange Realty Group, LLC, an affiliate, up to 4.0% of total proceeds (defined as the sum of gross proceeds of the Offering and any proceeds from acquisition financing) as a property acquisition fee.
Orange Advisors, LLC
Upon our registration statement becoming effective on February 14, 2007, the Company began accruing a monthly asset management fee equal to 10% of the Company’s REIT operating expenses paid during the month payable to Orange Advisors, LLC, our Advisor.
The Company will reimburse the Advisor for all of the costs and expenses paid or incurred by the Advisor which in any way relate to the operation of the Company or the Company’s business. The Company will not reimburse the Advisor at the end of any quarter for REIT operating expenses that, in the four consecutive quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four quarters (the “2%/25% Guidelines”), unless a majority of the independent directors shall have made a finding that, based upon such unusual and non-recurring factors which they deem sufficient, a higher level of REIT operating expenses is justified. As of December 31, 2007, the Advisor incurred $535,899 in REIT operating expenses which have been recorded in accrued expenses to related party on the accompanying balance sheet. Additionally, as provided for under the Advisory Agreement, the Advisor paid $50,048 in capitalized offering expenses on behalf of the REIT.
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
Briad Development West, LLC
Briad Development West, LLC (“Briad”) entered into an advisory agreement with the managing dealer, J.P. Turner & Company, LLC. Under that agreement, J.P. Turner & Company, LLC provided advisory and consulting services to Briad Development West, LLC in connection with the preparation of the offering. As compensation to J.P. Turner & Company, LLC for the services provided under the agreement, Briad Development West, LLC paid J.P. Turner & Company advisory fees of $150,000, and this amount is included the amount outstanding to Briad Development West LLC pursuant to the promissory note as of December 31, 2007. The payment to Briad Development West LLC will be subject to the limitations set forth in the promissory note, as described above. J.P. Turner & Company, LLC has agreed to refund $100 of the advisory fees paid by Briad Development West, LLC for each $1,200 received by J.P. Turner & Company, LLC in fees directly from Orange REIT, as well as from any commissions and non-accountable expense allowances received by J.P. Turner & Company, LLC as a selected dealer, up to a maximum refund of $150,000. Any refund paid by J.P. Turner & Company, LLC to Briad Development West LLC pursuant to this agreement will reduce the promissory note by such amount.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
NOTES TO FINANCIAL STATEMENTS—(Continued)
5. Related Parties, continued
Briad Development West, LLC, continued
The Company has agreed to pay Briad $210,000 for the acquisition of specific materials, proprietary information and know-how developed in connection with a previous offering of a similar entity by Briad. This acquisition was approved by the Board of Directors in January 2006. The amount to be paid to Briad represents a portion of the amounts paid by Briad in legal fees and other expenses incurred in connection with the previous offering. The amount has been included in the note payable (to related party) on the balance sheet, reported as organizational expense (to related party) on the statement of operations and accumulated deficit and reported as a non-cash expense (to related party) adjustment to reconcile net loss to net cash used in operating activities on the statement of cash flows. The payment to Briad will be subject to the limitations set forth in the promissory note from the Company to Briad, as described below.
Briad has agreed to provide a line of credit of up to $1,600,000 to the Company to cover organizational expenses and offering costs. Advances under the line of credit bear interest at four percent per annum and will be payable upon the sale of the minimum number of shares in the Offering. As of December 31, 2007 and 2006, respectively, $1,071,000 and $540,000 has been advanced under the line of credit. Interest Expense incurred, but not yet paid, under the line of credit was $37,134 as of December 31, 2007 and $11,919 as of December 31, 2006. Under the terms of the promissory note, the Company will not be required to pay any amount that would result in the payment by the Company of Offering expenses exceeding 15% of the gross proceeds of Offering.
6. Commitments and Contingencies
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
7. Subsequent Events
As a result of the reduction of the minimum offering on December 17, 2007, the Company returned all proceeds, plus interest, received under the prior offering. In January 2008, all funds held with our Escrow Agent, M&T Trust Company of Delaware, were returned to investors.
On February 7, 2008, Orange REIT, Inc. filed Post-Effective Amendment No. 3 and disclosed the engagement of Orchard Securities, LLC as the new managing dealer of the offering. Orange REIT’s former managing dealer, J.P. Turner & Company, LLC, will no longer serve as the managing dealer.
After the end of the year, J.P. Turner & Company, LLC and the Company agreed to terminate their relationship. The terms of the termination and the terms of the related agreements are currently being negotiated.
8. Quarterly Financial Data (unaudited)
The following is a summary of quarterly results of operations for the period ended December 31, 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	—	—	—	—
Net (loss)	(100,026)	(191,481)	(124,204)	(149,700)
Basic and diluted (loss) per common share	(7.50)	(14.36)	(9.31)	(11.23)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Effective January 31, 2008, Grant Thornton LLP (“Grant Thornton”) resigned as the Company’s independent registered public accounting firm. Grant Thornton was engaged as auditors to the Company for the year ended December 31, 2006 and the period ended December 31, 2005.
Grant Thornton’s reports on the Company’s financial statements for the fiscal year ended December 31, 2006 and the period ended December 31, 2005 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports contained an emphasis paragraph that the Company is in the development stage and has not yet commenced its intended operations.
During the period October 28, 2005 (inception) through December 31, 2005, the fiscal year ended December 31, 2006 and the subsequent period through January 31, 2008, the Company had no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K, except as follows. The Company failed to identify an invoice for legal services and to properly account for and report this expense. This material weakness was discovered in October 2006 and resulted in a restatement of the balance sheet as of December 31, 2005 and the statements of operations and accumulated deficit for the period from October 28, 2005 (inception) through December 31, 2005.
Effective February 5, 2008, Daszkal Bolton LLP (“Daszkal Bolton”), whose address is 2401 NW Boca Raton Boulevard, Boca Raton, FL 33431, was engaged to serve as the Company’s new independent registered public accounting firm to audit the Company’s financial statements.
Prior to engaging Daszkal Bolton, the Company had not consulted Daszkal Bolton regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or a reportable event, nor did the Company consult with Daszkal Bolton regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.
The engagement of Daszkal Bolton as the Company’s new independent registered public accounting firm was approved by the Audit Committee of the Board of Directors.
Item 9A(T). Controls and Procedures
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
The material weakness relating to accounting and reporting of certain non-routine transactions was discovered in October 2006. To correct this material weakness, during the first quarter of 2007, we expanded its accounting staff and engaged outside professionals to provide additional support in the areas of accounting and reporting in order to address our previously disclosed material weakness with respect to accounting and reporting certain non-routine transactions. Based upon these changes, we believe that the previously disclosed material weakness has been fully remediated.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors

Name	Age	Position with Orange REIT

Brad Honigfeld	48	Chairman and Director

Robbin E. Cooper	38	President

Scott Lipkin	48	Director

Mark R. Stebbins	53	Director

Cynthia A. Ward	47	Chief Financial Officer and Treasurer

Steven I. Scharf	45	Vice President—Acquisitions and Asset Management
Brad Honigfeld. Chairman and Director. Since 1987, Mr. Honigfeld has served as the President and Chief Executive Officer of The Briad Group, a multi-state, owner, developer and operator of quick service restaurants (Wendy’s), casual dining restaurants (T.G.I. Friday’s) and limited service hotels (Marriott and Hilton). Mr. Honigfeld has built the company from a start-up into an organization with over 11,000 employees and approximately $400 million in annual gross revenue. Mr. Honigfeld has substantial experience with financing the development of restaurants and hotels. In his capacity of Chief Executive Officer of the Briad Group, Mr. Honigfeld is responsible for over 135 casual dining and quick service restaurants. The Briad Group has been developing extended- and limited-stay hotels across the Northeast and Mid-Atlantic states for the past seven years, with 13 hotels developed from the ground up. The company has developed properties under the Residence Inn, Courtyard and Spring Hill Suites brands for Marriott; and the Homewood Suites and Hilton Garden Inn brands for Hilton. The Briad Group currently has 15 Marriott and Hilton hotels under various stages of development or construction, involving a total capital commitment of approximately $300 million.

Mr. Honigfeld worked from 1977 to 1988 for the Marriott Corporation, where he was elevated from positions of Catering Service Manager, Catering Sales Manager, Senior Sales Manager and Director of Catering, Boston Marriott, Copley Place, a 1,200 room hotel with 300 employees.
Mr. Honigfeld plays an active role as a member of the franchisee community, serving on numerous committees and sitting on numerous industry panels. The Briad Group has been recognized with various honors over the years for its quality, growth, attention to detail, commitment to excellence in service and outstanding operations. TGI Friday’s named Mr. Honigfeld as the “Outstanding Developer” of the year in 1995, and named Briad as the “Domestic Franchise Group of the Year” in 1996, 1997 and 1998. Mr. Honigfeld attended Paul Smith College, where he studied hotel and restaurant management.
Mr. Honigfeld, directly or through his affiliates, may be deemed to be a promoter with respect to the offering.
Robbin E. Cooper. President. Mr. Cooper served from 2000 to 2006 as the Director of Structured Finance for J.P. Turner & Company, LLC, a regional investment bank and securities firm with a network of 130 offices across the United States. In that role, Mr. Cooper was responsible for originating and executing debt and equity financing transactions involving commercial real estate and other long-term assets for middle-market growth companies. Mr. Cooper is credited with starting the structured finance practice area for J.P. Turner & Company, LLC, and has substantial experience with capital structuring, financial implementation, regulatory compliance, and due diligence procedures. Mr. Cooper has real estate financing experience that includes debt and equity placements for office acquisitions, hotel recapitalizations, blind pool investments, and land acquisition and development. Mr. Cooper continues to be a part-time employee of J.P. Turner & Company, LLC and is obligated to devote up to 10% of his time per month to certain selected client relationships, administration and other matters.
Mr. Cooper worked from 1996 to 1999 for CSX Transportation, the railroad operating unit of CSX Corporation, a publicly listed international transportation company. Mr. Cooper was elevated from the positions of Market Analyst, Associate Manager, and Manager, and assumed direct profit and loss responsibility for a $65 million line of business in 1997. In 1999, Mr. Cooper received the CSX Award of Excellence, the highest corporate recognition for outstanding commercial performance and achievement.
Mr. Cooper worked from 1994 to 1996 as an Instructor in the College of Business Administration at the University of Central Florida, where he taught strategic management and general business courses. Mr. Cooper also served as the Associate Coordinator of international programs for the Center for Executive Development in the College of Business Administration. Mr. Cooper received an M.B.A. and B.S. from the University of Central Florida, and currently holds Series 7 and 63 securities licenses.
Scott Lipkin. Director. Since April 2006, Mr. Lipkin has served as an Executive Director and Manager of UBS Investment Bank’s Access Team’s Corporate Relationship group. UBS is a leading global wealth manager, a top tier investment banking and securities firm, and one of the largest global asset managers. Prior, Mr. Lipkin held the position of Manager of the New York and Boston Hedge Fund Sales desks for UBS, and from 1992 to 2004 held a number of senior sales positions at UBS. From 1987 through 1992, Mr. Lipkin served as Managing Director of sales at First Manhattan & Company, Furman Selz, and Altman Brenner and Wasserman. From 1984 through 1987, Mr. Lipkin was a senior automotive Equity Analyst at Cyrus J. Lawrence. Mr. Lipkin holds an MBA from the Wharton School and a BS from Binghamton University.
Mark R. Stebbins. Director. Since 1979, Mr. Stebbins has served as Chief Executive Officer of Pro Con, Incorporated, a design/build construction management firm. Pro Con, Incorporated provides a range of design, general contracting and construction management services to various levels of corporate, commercial, and institutional building projects. In addition, since 1997, Mr. Stebbins has worked as owner and manager of Schleicher & Stebbins Hotels LLC, developing and owning select service hotels in the Northeast under franchise agreements with Marriott International and Hilton Hotels. Since 1979, Mr. Stebbins has developed retail, industrial and office space for Stebbins Associates Development. In addition, since 1983, Mr. Stebbins has also been the owner of Stebbins Commercial Properties, which specializes in the sale and lease of commercial, institutional and investment properties. From 1976 to 1979, Mr. Stebbins was a commercial loan officer for Chase Manhattan Bank in New York City. Mr. Stebbins is also currently a member of The Residence Inn Advisory Board of Marriott International, Chairman of the Construction Management Board of Marriott International, and an Executive Board Member of Elliott Health System of Manchester, NH, including being a member of the Executive, Finance, and Risk Management Committees at Elliott Health System. Mr. Stebbins graduated from Dartmouth College, where he received a B.S. in Economics.
Cynthia A. Ward. Chief Financial Officer and Treasurer. From February 2007 to November 2007, Ms. Ward served as our Director of Financial Reporting. From June 2006 to November 2007, Ms. Ward also served as Vice President-Accounting and Controller for The Briad Group. Ms. Ward was Vice President-Accounting from November 2004 to June 2006 and Controller from July 2001 to November 2004 of Main Street Restaurant Group, Inc. She was the Controller for Auer Precision Mfg., Inc. from August 1997 to April 2001. Ms. Ward was Controller for Knight Transportation from March 1995 to August 1997, starting as an Accounting Manager, and was an Accounting Manager for Swift Transportation from January of 1993 to March 1995. In addition, Ms. Ward worked as an auditor for the Office of Auditor General from June 1991 to January 1993. Ms. Ward holds a Bachelor of Science Degree in Accounting from Arizona State University and is a Certified Public Accountant.

Steven I. Scharf. Vice President—Acquisitions and Asset Management. Since 1998, Mr. Scharf has been the Director of Development and Asset Management of The Briad Group. From 1994 to 1998, Mr. Scharf was the director of development and finance throughout the United States with the AmeriSuites division of Prime Hospitality Corp. Mr. Scharf brings with him nearly 20 years of real estate development and feasibility experience in the hospitality industry, including nine years with Prime Hospitality Corp., from 1989 to 1998. From 1987 to 1989, Mr. Scharf was the budget director for the Howard Johnson hotel company. In that position, Mr. Scharf provided the data to launch the then-new reporting concept called Smith Travel Research. He also worked for Howard Johnson as a financial analyst from 1984 to 1987, providing furniture, fixtures and equipment leasing and purchasing resources for owned and franchised hotels.
Currently, as director of development and asset management for The Briad Group, Mr. Scharf has worked on site selection, feasibility, franchisor and municipal approvals, construction, financing, purchasing and pre-opening decisions. His real estate development experience includes acquisitions of full-service and select-service hotels in addition to new hotel construction. Mr. Scharf has a bachelor’s degree in mathematics and statistics, from the Boston University, and an M.B.A., from Fairleigh Dickinson University.
Code of Ethics
Our Board of Directors has adopted a Code of Ethics, which applies to all of our directors and officers.
Committees of the Board of Directors
The board of directors has an audit committee. The audit committee’s function includes making recommendations concerning the engagement of independent public accountants, reviewing with the independent public accountants the plans and results of the audit engagement, approving professional services provided by the independent public accountants, reviewing the independence of the independent public accountants, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The audit committee initially consists of Mark R. Stebbins and Mr. Stebbins, who is “independent” as discussed below under “Director Independence,” is the audit committee financial expert.
At such time as necessary, we will form a compensation committee, the members of which will be selected by the full board of directors each year.
At least a majority of the members of each committee of our board of directors must be independent directors.
Our Advisor
Our advisor, Orange Advisors, LLC, is a New Jersey limited liability company organized in 2004 to provide management, advisory and administrative services. We entered into our advisory agreement with our advisor effective February 14, 2007. Orange Advisors, as advisor, has a fiduciary responsibility to us and our stockholders.
The executive officers and managers of our advisor are as follows:

Name	Position with Orange Advisors

Brad Honigfeld	Chairman and Manager

Robbin E. Cooper	President

Cynthia A. Ward	Chief Financial Officer and Treasurer

Steven I. Scharf	Vice President—Acquisitions and Asset Management
The backgrounds of these individuals are described above.
Management anticipates that any transaction by which Orange REIT would become self-advised would be submitted to the stockholders for approval.
Briad Development West LLC, an affiliate of Mr. Honigfeld, currently owns 13,334 shares of our common stock. Briad Development West LLC may not sell this investment while our advisory agreement is in effect, although he may transfer the investment to affiliates. Neither our advisor nor a director or any affiliate may vote or consent on matters submitted to the stockholders regarding removal of our advisor, directors or any of their affiliates, or any transaction between Orange REIT and any of them. In determining the requisite percentage in interest of shares of our common stock necessary to approve a matter on which our advisor, directors and any affiliate may not vote or consent, any shares of our common stock owned by any of them will not be included.

Orange Realty Group
Orange Realty Group LLC, is a New Jersey limited liability company organized in 2004 to provide property acquisition and disposition services. We entered into our property acquisition/disposition agreement with Orange Realty Group effective February 14, 2007. The executive officers and managers of Orange Realty Group are as follows:

Name	Position with Orange Realty Group

Brad Honigfeld	Chairman and Manager

Robbin E. Cooper	President

Cynthia A. Ward	Chief Financial Officer and Treasurer

Steven I. Scharf	Vice President—Acquisitions and Asset Management
The backgrounds of these individuals are described above.
Item 11. Executive Compensation
Executive Officers
Our executive officers do not receive compensation from us for services rendered to us. Our day-to-day management functions are preformed by Orange Advisors. Our executive officers are also employees and executive officers of Orange Advisors and Orange Realty Group and are compensated by these entities, in part, for their services to us. Orange Advisors and Orange Realty Group will be reimbursed for this compensation by Orange REIT as a REIT operating expense, but like all REIT operating expenses, such reimbursement will be subject to the 2%/25% Guidelines. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” below for a discussion of the fees paid by us to our Advisor and its affiliates.
Director Compensation
Director Compensation Table

Change in
pension value
and
nonqualified
	Fees earned			Non-equity	deferred
	or paid		Option	incentive plan	compensation	All other
	in cash	Stock awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Brad Honigfeld	—	—	—	—	—	—	—

Scott Lipkin	5,200	—	—	—	—	—	5,200

Mark R. Stebbins	5,400	—	—	—	—	—	5,400
Each director is entitled to receive $5,000 annually for serving on the board of directors, as well as fees of $750 per meeting of the board of directors attended ($100 for each telephonic meeting of the board of directors in which the director participates). Each director is entitled to receive $750 per audit committee meeting attended ($100 for each telephonic audit committee meeting in which the director participates). In addition, each director is entitled to receive $750 per meeting of any other committee of the board of directors attended ($100 for each telephonic meeting of any such committee in which the director participates). We will reimburse all directors for their travel and other out-of-pocket expenses incurred in connection with attending any meeting of the board of directors or any committee, and for carrying on the business of our company, including reimbursement for expenses for any on-site review of properties presented for acquisition or of new markets.

Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee of the board of directors. Because our executive officers do not receive compensation from us for services rendered to us, our board of directors has not had any deliberations concerning executive compensation. None of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as a director the registrant.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of March 30, 2008, regarding the number and percentage of shares owned by each director and each executive officer and any person known to us to be the beneficial owner of more than 5% of our outstanding shares.
Beneficial ownership includes outstanding shares and shares which are not outstanding that any person has the right to acquire within 60 days after the date of this table. Except as indicated, the person named in the table has sole voting and investing power with respect to all shares beneficially owned by it. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

		Amount and
		Nature of
		Beneficial	Percent
Title of Class	Name and Address of Beneficial Owner	Owner	of Class
Common stock	Brad Honigfeld c/o Briad Development West LLC 78 Okner Parkway Livingston, NJ 07039	13,334 shares(1)	100%

(1)	Shares are owned of record by Briad Development West LLC. Mr. Honigfeld owns all of the interests in, and serves as the sole manager of, Briad Development West LLC and therefore may be deemed to beneficially own the shares held by Briad Development West LLC.
Equity Compensation Plan Information
We do not have any equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Transactions with Related Persons
While we will operate under the direction of the board of directors, we will rely upon a number of affiliates to provide many of the day-to-day services necessary for our successful operation. Many of those services will be provided by or will be arranged by our advisor, Orange Advisors, LLC, a direct subsidiary of Orange Services, LLC, which is owned by Mr. Honigfeld. Another affiliate and subsidiary of Orange Services, LLC is Orange Realty Group, LLC.
We will pay Orange Advisors a monthly asset management fee equal to 10% of our REIT operating expenses paid during the month. We will also reimburse our advisor for all of our REIT operating expenses paid or incurred by the advisor. “REIT operating expenses” are all costs and expenses (excluding the expenses of the operations of the taxable REIT subsidiary) that in any way relate to the operation of Orange REIT or to Orange REIT’s business. We will not reimburse the advisor at the end of any quarter for REIT operating expenses that, in the four consecutive quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income for such four quarters (the “2%/25% Guidelines”), unless a majority of the independent directors shall have made a finding that, based upon such unusual and non-recurring factors which they deem sufficient, a higher level of REIT operating expenses is justified. Within 60 days after the end of any fiscal quarter of Orange REIT for which total REIT operating expenses for the expense year exceed the 2%/25% Guidelines and the independent directors do not make such a finding, the advisor will be required to reimburse Orange REIT the amount by which the total REIT operating expenses paid or incurred by Orange REIT exceed the 2%/25% Guidelines. Average invested assets means, for any period, the average of the aggregate book value of the assets invested before reserves for deprecation or similar non-cash reserves at the end of each month during such period. REIT operating expenses generally mean expenses which relate to our operations of business, excluding the operations of our taxable REIT subsidiary and excluding some non-operational expenses, such as organizational and offering expenses, interest payments, taxes, non-cash items and certain fees.

In addition, Orange Advisors has agreed to pay Mr. Cooper 15% of any deferred, subordinated share of net sales proceeds, subordinated incentive fee or performance fee it receives, and Orange Realty has agreed to pay Mr. Cooper 3.75% of any acquisition fee it receives and 15% of any subordinated disposition fee it receives upon the sale of assets or upon listing of the shares.
Mr. Cooper continues to be a part-time employee of J.P. Turner & Company, LLC, and is obligated to devote up to 10% of his time per month to certain selected client relationships, administration and other matters. J.P. Turner & Company, LLC had agreed to pay Mr. Cooper 2.5% of the compensation that it receives as a selected dealer in connection with the offering and 2.5% of the compensation that it receives in connection with the advisory agreement entered between Briad Development West, LLC and J.P. Turner & Company, LLC. These payments to Mr. Cooper were in recognition of Mr. Cooper’s efforts in connection with the offering prior to his resignation as a full-time employee of J.P. Turner & Company, LLC, which was effective December 15, 2006 and may be paid on a deferred basis. After the end of the year, J.P. Turner & Company, LLC and the Company agreed to terminate their relationship. The terms of the termination and the terms of the related agreements are currently being negotiated.
Orange Realty Group, LLC, will provide services with respect to the acquisition of real property. We will pay Orange Realty Group a fee of up to 4.0% of our total proceeds for services in the selection, purchase, development or construction of real property. We define “total proceeds” to be the sum of the gross proceeds of the offering and any proceeds from financing we obtain to acquire assets and pay related acquisition expenses.
In connection with each closing under the ongoing offering, we will pay a fee of up to 4.0% of the gross proceeds we receive upon that closing, and in connection with each acquisition loan closing, we will pay a fee of up to 4.0% of the gross proceeds of that loan. We cannot determine the total amount of the acquisition fee at this time. We would pay up to $100,000 if the minimum offering of 185,186 shares is sold and up to $12 million if the maximum offering of 20,066,667 shares is sold, plus, in each case, up to 4.0% of the gross proceeds of each acquisition loan.
We believe that all amounts paid or payable by us to our affiliates are fair and comparable to amounts that would be paid for similar services provided by unaffiliated third parties.
On November 30, 2005, in connection with the organization of Orange REIT, Inc., Briad Development West LLC, an affiliate of Mr. Honigfeld, purchased 13,334 shares of our common stock for $200,010, or $15 per share.
Briad Development West, LLC has increased the line of credit that it has provided to us to a maximum amount of $1,600,000. As of December 31, 2007, Briad has advanced a total of $1,071,000 to us under the line of credit plus accrued interest of $49,053. Under the amended and restated promissory note executed on April 23, 2007, as under the original note, we will not be required to pay any amount that would result in our payment of offering expenses exceeding 15% of the gross proceeds of the offering. Advances under the line of credit bear interest at four percent per annum and are payable upon the sale of the minimum number of shares in the offering.
Briad Development West, LLC entered into an advisory agreement with the managing dealer, J.P. Turner & Company, LLC. Under that agreement, J.P. Turner & Company, LLC provided advisory and consulting services to Briad Development West, LLC in connection with the preparation of the offering. As compensation to J.P. Turner & Company, LLC for the services provided under the agreement, Briad Development West, LLC paid J.P. Turner & Company advisory fees of $150,000, and this amount is included the amount outstanding to Briad Development West LLC pursuant to the promissory note as of December 31, 2007. The payment to Briad Development West LLC will be subject to the limitations set forth in the promissory note, as described above. J.P. Turner & Company, LLC has agreed to refund $100 of the advisory fees paid by Briad Development West, LLC for each $1,200 received by J.P. Turner & Company, LLC in fees directly from Orange REIT, as well as from any commissions and non-accountable expense allowances received by J.P. Turner & Company, LLC as a selected dealer, up to a maximum refund of $150,000. Any refund paid by J.P. Turner & Company, LLC to Briad Development West LLC pursuant to this agreement will reduce the promissory note by such amount. After the end of the year, J.P. Turner & Company, LLC and the Company agreed to terminate their relationship. The terms of the termination and the terms of the related agreements are currently being negotiated.

The amount outstanding to Briad Development West LLC pursuant to the promissory note also includes $210,000 that we have agreed to pay to Briad Development West LLC for the acquisition of specific materials, proprietary information and know-how in connection with the offering, including documents and information relating to our REIT structure (such as our articles of incorporation, bylaws, committee charters and governance policies), REIT taxation (such as specific advice for REIT’s owning hotels), operational issues (such as the form of lease with our taxable REIT subsidiary), the terms of arrangements with advisors (such as our advisory agreements), research on the limited service hotel industry (such as proprietary industry reports and surveys) and the manner and terms of the offering (such as agency agreement provisions). We determined, with approval of our independent directors, to pay Briad Development West LLC for the materials, information and know-how in response to the request of Briad Development West LLC and in recognition of the benefits we received from having access to the materials, information and know-how, as opposed to having to develop them on our own. The amount of the payment is based upon management’s estimate of the likely cost of replicating the materials, information and know-how and was not negotiated at arms-length. The amount to be paid to Briad Development West LLC represents a portion of the amounts paid by Briad Development West LLC in legal fees and other expenses incurred in connection with the preparation of the offering of shares of another similar entity. The payment to Briad Development West LLC will be subject to the limitations set forth in the promissory note, as described above.
Review, Approval or Ratification of Transactions with Related Persons
Our policies and procedures for the review, approval, or ratification of transactions with related parties are included in our articles of incorporation and are described below.
Sale to Company. The Company shall not purchase a property from a related person unless: (1) the price to the Company is no greater than the cost of the asset to such seller or, if the price to the Company is higher than such cost, there is substantial justification for such excess and the excess is reasonable, (2) the price to the Company does not exceed the current appraised value of such asset and (3) a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction approve the transaction as fair and reasonable to the Company.
Sale or Lease by Company. A related person may acquire or lease assets from the Company or a subsidiary of the Company if a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to the Company.
Loans. The Company shall not make a loan to a related person, except certain mortgage loans or to a wholly owned subsidiary of the Company. The Company shall not borrow money from a related person unless a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction approve the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than loans between unaffiliated parties under similar circumstances.
Investments. The Company shall not invest in joint ventures with a related person unless such transaction has been approved by the affirmative vote of a majority of the directors (including a majority of the independent directors) as fair and reasonable to the Company and on substantially the same terms and conditions as those received by other joint venturers.
Other. The Company shall not engage in any other transaction with a related person unless (i) such transaction has been approved by the affirmative vote of the majority of the independent directors; (ii) each such transaction is under the circumstances then prevailing, fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties; and (iii) if such transaction involves payments to a related person for services rendered in a capacity other than that as Advisor, director or officer, a majority of the independent directors determines that the compensation is not in excess of their compensation paid for any comparable services; and is not greater than the charges for comparable services available from others who are competent and not affiliated with any of the parties involved.
Director Independence
The Company’s Board of Directors has determined that all of the Company’s directors, except Mr. Honigfeld, are “independent” within the meaning of the rules of the New York Stock Exchange (which the Company, although not listed on a national exchange, has used for purposes of determining such independence). In making this determination, the Board considered all relationships between the director and the Company, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships.
Under the articles of incorporation, a majority of the board of directors must consist of independent directors, except for a period of 90 days after the death, removal or resignation of an independent director. A majority of the independent directors shall nominate replacements for vacancies in the independent director positions. An independent director may not, directly or indirectly (including through a member of his immediate family), own any interest in, be employed by, have any present business or professional relationship with, serve as an officer or director of the advisor or its affiliates, or serve as a director of more than three REITs advised by the advisor or its affiliates. Except to carry out the responsibilities of a director, an independent director may not perform material services for Orange REIT. The board of directors has determined that Messrs. Lipkin and Stebbins qualify as independent directors.

Item 14. Principal Accounting Fees and Services
Orange REIT and/or Orange Advisors incurred the following fees relating to service provided by our independent registered public accountants, Grant Thornton, LLP and Daszkal Bolton, LLP.

	Audit Fees	Audit-Related Fees	Tax Fees	Other Fees
2007
Grant Thornton LLP	$82,400	$7,800	—	—
Daszkal Bolton LLP	$38,000	—	—	—

2006
Grant Thornton LLP	$134,354	—	$4,700	—
Daszkal Bolton LLP	—	—	—	—
Audit Fees
Audit fees include professional services rendered for annual financial statement audits, quarterly reviews and filing registration statements.
Audit-Related Fees
Audit-related fees represent professional services associated with issuing consents.
Tax Fees
Tax fees represent amounts billed in each of the last two fiscal years for tax compliance, tax advice and/or tax planning.
All other Fees
None
PART IV
Item 15. Exhibits, Financial Statement Schedules
1. Financial Statements of Orange REIT, Inc.
Report of Independent Registered Public Accounting Firm— Daszkal Bolton LLP
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006
Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006, the period from October 28, 2005 (inception) through December 31, 2005, and the period from October 28, 2005 (inception) through December 31, 2007.
Consolidated Statements of Common Stockholder’s Equity for the years ended December 31, 2007, December 31, 2006, the period from October 28, 2005 (inception) through December 31, 2005, and the period from October 28, 2005 (inception) through December 31, 2007.
Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006, the period from October 28, 2005 (inception) through December 31, 2005, and the period from October 28, 2005 (inception) through December 31, 2007.
Notes to Consolidated Financial Statements
These financial statements are set forth in Item 8 of this report.
2. Financial Statement Schedules
None

3. Exhibits
See the exhibits listed under “Exhibits Index” following the signature page.
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been or will be sent to security holders.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORANGE REIT, INC.

By:	/s/ Brad Honigfeld	Date: March 31, 2008

Brad Honigfeld
Chairman (Principal Executive Officer)

By:	/s/ Cynthia Ward	Date: March 31, 2008

Cynthia Ward
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Brad Honigfeld	Date: March 31, 2008

Brad Honigfeld, Director

By:	/s/ Mark R. Stebbins	Date: March 31, 2008

Mark R. Stebbins, Director

By:	/s/ Scott Lipkin	Date: March 31, 2008

Scott Lipkin, Director

EXHIBIT INDEX

Exhibit
Number	Description Of Documents
3.1
Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on February 7, 2007)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on January 17, 2007)

3.3
Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on February 7, 2008)

4.1
Form of Promissory Note to Briad Development West LLC (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on January 17, 2007)

10.1	Advisory Agreement between the Registrant and Orange Advisors, LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 15, 2007)

10.2
Property Acquisition/Disposition Agreement between the Registrant and Orange Realty Group, LLC (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2007 filed on May 15, 2007)

10.4
Memorandum of Business Terms among Orange Advisors, LLC, Orange Realty Group, LLC and Robbin E. Cooper (Incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on February 7, 2007)

10.5
Term Sheet between M&T Bank and Orange REIT, Inc. (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on January 17, 2007)

14.1	Code of Ethics*

21.1
Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on January 17, 2007)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith