Form 10-Q
period 2008-03-31
Orange REIT, Inc.
filed 2008-05-12
CIK 1344479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission File Number 333-131677
ORANGE REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-3749435
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

78 Okner Parkway
LIVINGSTON, NEW JERSEY	07039
(Address of principal executive offices)	(Zip Code)
(973) 597-6433
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
On May 9, 2008 there were 13,334 outstanding shares of Common Stock, $.01 par value, of the registrant.

ORANGE REIT, INC.
FORM 10-Q
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008, March 31, 2007 and for the period from October 28, 2005 (inception) through March 31, 2008	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008, March 31, 2007, and for the period from October 28, 2005 (inception) through March 31, 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4T. Controls and Procedures	13

PART II. OTHER INFORMATION:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits	14

Signatures	15

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART 1. FINANCIAL INFORMATION
ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$29,350	$4,443
Deposits	5,874	5,874
Property and equipment, net	1,864	2,130
Capitalized offering costs	1,363,588	1,192,213

Total assets	$1,400,676	$1,204,660

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Liabilities:
Accounts payable and accrued expenses	$378,901	$240,393
Accrued expenses to related party	809,639	585,947
Note payable to related party	1,186,115	1,120,053

Total liabilities	2,374,655	1,946,393

Commitments and contingencies	—	—

Stockholder’s (Deficit)Equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 13,334 shares issued and outstanding	133	133
Additional paid-in capital	199,876	199,876
Deficit accumulated during the development stage	(1,173,988)	(941,742)

Total stockholder’s (Deficit) Equity	(973,979)	(741,733)

Total liabilities and stockholder’s (Deficit) Equity	$1,400,676	$1,204,660

See accompanying notes to the condensed consolidated financial statements.

ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			October 28,
			2005 (inception)
	Three months ended		through
	March 31,	March 31,	March 31,
	2008	2007	2008

Revenue	$—	$—	$—

Operating Expenses
Professional fees	—	—	154,412
Organizational expense (to related party)	—	—	210,000
Interest expense (to related party)	11,061	7,266	60,114
Asset management fee (to related party)	20,083	8,433	68,005
General & administrative expenses	201,101	84,327	681,456

Total operating expenses	232,245	100,026	1,173,987

Net loss	$(232,245)	$(100,026)	$(1,173,987)

Basic and diluted loss per share	$(17.42)	$(7.50)	$(88.04)

Weighted average number of shares outstanding — Basic and diluted	13,334	13,334	13,334

See accompanying notes to the condensed consolidated financial statements.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			October 28,
			2005 (inception)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(232,245)	$(100,026)	$(1,173,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses (to related party)	—	—	210,000
Depreciation expense	266	266	1,330
Increase in accrued interest (to related party)	11,061	7,266	60,113
Increase in other assets	—	(5,874)	(5,874)
Increase in accounts payable and accrued expenses (excluding offering costs capitalized)	213,105	71,257	749,005

Net Cash Used in Operating Activities	(7,813)	(27,111)	(159,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(3,195)	(3,195)
Payment of offering costs	(22,280)	(1,800)	(628,052)

Net Cash Used in Investing Activities	(22,280)	(4,995)	(631,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance	—	12,996	—
Proceeds from the issuance of common stock	—	—	200,010
Advances from Briad Development West for offering costs	55,000	15,000	620,000

Net Cash Flows Provided by Financing Activities	55,000	27,996	820,010

Net Increase (Decrease) in Cash and Cash Equivalents	24,907	(4,110)	29,350
Cash and Cash Equivalents, Beginning of Period	4,443	4,110	—

Cash and Cash Equivalents, End of Period	$29,350	$—	$29,350

Supplemental Disclosure of Non-Cash Activity:
Capitalized offering costs accrued as payable	$378,901	$349,381	$378,901
Capitalized offering costs paid directly by related party	$2,787	$196,000	$348,835
See accompanying notes to the condensed consolidated financial statements.

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
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
Subject to certain restrictions and limitations, the business of the Company is managed by Orange Advisors, LLC (the “Advisor”), a company that has been formed for such purpose. On February 14, 2007, the Company entered into an advisory agreement with the Advisor specifying the Advisor’s powers, duties, and compensation. This agreement was renewed for a subsequent one-year term effective February 14, 2008. Advisory fees and other reimbursable expenses incurred by the Company, pursuant to the advisory agreement, during the three months ended March 31, 2008 and March 31, 2007 are included in the accompanying consolidated statements of operations.
The Company engaged Orange Realty Group, LLC, an affiliate (through common ownership) of the Advisor, to manage the acquisition phase of its operation. On February 14, 2007, the Company entered into an agreement with Orange Realty Group, LLC. which outlines specific powers, duties, and compensation. This agreement was renewed for a subsequent one-year term effective February 14, 2008.
Orange Realty Group, LLC and the Advisor are 100% owned by Orange Services, LLC, a company controlled by the Chairman and Director of the Company.
The Company’s registration statement on Form S-11 was declared effective by the Securities and Exchange Commission on February 14, 2007 (the “Offering”). On December 3, 2007, the Company filed a Post-Effective Amendment No. 1 to the registration statement, which included a supplement to disclose a reduction in the minimum Offering from $9,000,000 to $2,500,000. On December 17, 2007, the Company filed a Post-Effective Amendment No. 2 to revise certain dates relating to the Offering period. Further, the Company filed a Post-Effective Amendment No. 3 on February 7, 2008 in order to disclose a change in managing dealer for the Offering.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiary, Orange Hospitality Properties, Inc. Intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2007. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2008. These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the period and dates presented.
Liquidity
At March 31, 2008, the Company’s liabilities exceed its assets (excluding capitalized offering costs) by $2,337,567. Commencement of the Company’s operations, the realization of costs deferred in connection with the Offering and the Company’s ability to settle its obligations is dependent upon its ability to obtain the proceeds from the Offering or obtaining other means of financing. The accompanying financial statements do not include any adjustments that might result should the Company not complete the Offering or obtain other means of financing.

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
A total of $1,788,114 in start up and offering costs have been incurred by the Company and have been paid or accrued since inception. Offering and start up costs incurred during the three month period ending March 31, 2008 and for the comparable period in 2007 were $182,436 and $205,912, respectively.
Accrued expenses at March 31, 2008 and March 31, 2007 include offering costs of $378,901 and $349,381, respectively.
Offering costs advanced by related parties and included in note payable and accrued expenses to related party on the accompanying balance sheet during the three months ended March 31, 2008 and March 31, 2007 were $2,787 and $196,000, respectively.
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
Lease Accounting
The Company expects to lease its properties primarily to its taxable REIT subsidiary, which will enter into contracts with third-party managers to operate the properties. Hotel operating revenues and expense for these properties will be included in the results of operation of the Company.
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
Earnings Per Common Share
Basic loss per common share will be computed upon the weighted average number of shares outstanding during the year. Diluted loss per share will be calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at March 31, 2008.
Stockholder’s Equity
The Company amended its articles of incorporation on February 8, 2007 to authorize the issuance of a total of 40,000,000 shares of common stock.
During 2007, the Company commenced the Offering of common stock on a “best efforts, minimum-maximum” basis through an offering of shares by J.P. Turner & Company, LLC. On December 3, 2007, the Company revised the Offering to reduce the minimum Offering amount. As a result of the reduction of the minimum Offering, in January 2008, the Company returned all proceeds, plus interest, received from subscribers prior to the reduction. On February 7, 2008, the Company filed Post-Effective Amendment No. 3 and disclosed the engagement of Orchard Securities, LLC as the new managing dealer of the Offering.
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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.
Note 3. Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the year in which first closing of the Offering occurs. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90 percent of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income. No provision for income taxes has been recorded for the period from October 28, 2005 (inception) through March 31, 2008.
The taxable REIT subsidiary is expected to be subject to income tax at regular corporate rates on any income that it earns.
Note 4. Arrangements and Transactions with Related Parties
Affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company.
Orange Realty Group, LLC
During the acquisition stage, the Company will pay Orange Realty Group, LLC, an affiliate, up to 4.0% of total proceeds (defined as the sum of gross proceeds of the Offering and any proceeds from acquisition financing) as a property acquisition fee.
Orange Advisors, LLC
Upon the registration statement becoming effective on February 14, 2007, the Company began accruing a monthly asset management fee equal to 10% of the Company’s REIT operating expenses paid during the month payable to Orange Advisors, LLC, our Advisor. For the three months ended March 31, 2008 and for the comparable period in 2007, the Company accrued asset management fees in the amount of $20,083 and $8,433 respectively. These fees are reflected in the accompanying statement of operations and are included as accrued expenses to related party on the balance sheet.
The Company will reimburse the Advisor for all of the costs and expenses paid or incurred by the Advisor which in any way relate to the operation of the Company or the Company’s business. The Company will not reimburse the Advisor at the end of any quarter for REIT operating expenses that, in the four consecutive quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four quarters (the “2%/25% Guidelines”), unless a majority of the independent directors shall have made a finding that, based upon such unusual and non-recurring factors which they deem sufficient, a higher level of REIT operating expenses is justified. For the period ended March 31, 2008 and for the comparable period in 2007, the Advisor incurred $200,835 and $84,327, respectively, in REIT operating expenses which have been recorded in accrued expenses to related party on the accompanying balance sheet. Additionally, as provided for under the Advisory Agreement, the Advisor paid $2,787 and $0 in capitalized offering expenses on behalf of the REIT for the period ended March 31, 2008 and March 31, 2007, respectively.
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
Briad Development West, LLC
Briad Development West, LLC (“Briad”) entered into an advisory agreement with the former managing dealer, J.P. Turner & Company, LLC. Under that agreement, J.P. Turner & Company, LLC provided advisory and consulting services to Briad Development West, LLC in connection with the preparation of the offering.
As compensation to J.P. Turner & Company, LLC for the services provided under the agreement, Briad Development West, LLC paid J.P. Turner & Company advisory fees of $150,000. This amount is included the amount outstanding to Briad Development West LLC pursuant to the promissory note as of March 31, 2008.
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
Briad has agreed to provide a line of credit of up to $1,600,000 to the Company to cover organizational expenses and offering costs. Advances under the line of credit bear interest at four percent per annum and will be payable upon the sale of the minimum number of shares in the Offering. As of March 31, 2008 and 2007, respectively, $1,126,000 and $751,000 has been advanced under the line of credit. Interest Expense incurred, but not yet paid, under the line of credit was $60,114 as of March 31, 2008 and $19,185 as of March 31, 2007. For the three month periods ended March 31, 2008 and March 31, 2007 interest expense was $11,061 and $7,266, respectively. Under the terms of the promissory note, the Company will not be required to pay any amount that would result in the payment by the Company of Offering expenses exceeding 15% of the gross proceeds of Offering.
Note 5. Commitments and Contingencies
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
Overview
Orange REIT, Inc. (the “Company”) is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We were formed to invest in limited service, extended stay and/or other hotel properties, primarily in the United States of America. We registered our offering on a registration statement on Form S-11 (File No. 333-131677), which was declared effective by the Securities and Exchange Commission on February 14, 2007. On February 14, 2007, we commenced a stock offering of up to 20,066,667 shares of common stock. We are offering up to 666,667 shares, to investors who meet our suitability standards, at a price of $13.50 per share until the first closing and the remaining shares at $15.00 per share thereafter. The registration statement on Form S-11 was most recently amended by Post-Effective Amendment No. 3, filed with the Securities and Exchange Commission on February 7, 2008. No operations will commence unless and until we have sold at least the minimum offering. We have until December 16, 2008 to sell the minimum offering of $2,500,000. If we do not sell the minimum offering by December 16, 2008, the offering will terminate and all funds deposited by investors into the escrow account will be promptly refunded in full, with interest. Once subscriptions for the minimum offering are received, the proceeds will be released from the escrow account to Orange REIT, Inc.
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
Results of Operations
The Company owned no properties at March 31, 2008 or in the comparable period in 2007 and has no operating history. A comparison of operations for the three month period ended March 31, 2008 to prior year results is therefore not meaningful.
The Company has primarily engaged in capital formation activities and continues to incur offering expenses. For the period ended March 31, 2008, the Company has also accrued expenses incurred by its affiliate, Orange Advisors, LLC, pursuant to the Advisory Agreement discussed in note 4, to the financial statements, since going effective on February 14, 2007.
A total of $1,788,114 in start up and offering costs have been incurred by the company and have been paid or accrued since inception. Offering and start up costs incurred during the three month period ending March 31, 2008 and for the comparable period in 2007 were $182,436 and $205,912, respectively.
Expenses
Reimbursable expenses and fees incurred by the Company under the Advisory Agreement during the three months ended March 31, 2008 were approximately $203,610 and consist primarily of general and administrative expenses including salaries and related expenses, rent, and other office expenses. This amount includes capitalized offering expenses paid by the Advisor on behalf of the Company in the amount of $2,787. The company also accrued an asset management fee, pursuant to the terms of the agreement as discussed in Note 4, to the financial statements, in the amount of $20,083.
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
Liquidity and Capital Resources
Currently, our only source of funds is a $200,010 capital contribution and a $1,600,000 line of credit obtained from Briad Development West L.L.C. to fund start-up and offering costs. As of March 31, 2008, the amount outstanding on the line of credit was $1,126,000 plus accrued interest of $60,114 of which, $11,061 was accrued during the three month period ended March 31, 2008.
Advances under the line of credit bear interest at four percent per annum and are payable upon the sale of the minimum number of shares in this offering. We expect to repay these advances with proceeds from the sale of shares.
Upon completion of the offering, we anticipate that our principal liquidity requirements will be to purchase properties and other permitted investments, to pay acquisition expenses, to pay REIT operating fees and expenses and to make distributions to our stockholders. We also may be required to make expenditures with respect to the preparation and opening of properties and with respect to improvements, repairs and renewals at properties. We anticipate that the net proceeds of the offering will be the principal source of funds to purchase properties and pay acquisition expenses. We may also use a portion of the proceeds of the offering, especially in the early stages of our operations, to make expenditures with respect to the preparation and opening of properties. We anticipate that REIT operating fees and expenses will be paid out of cash flow from our operations. Because we must distribute at least 90% of our taxable income, excluding net capital gains, to our stockholders to qualify as a REIT, our ability to use income or cash flow from operations to finance our growth and acquisition activities may be limited.
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
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our Form 10-K for the fiscal year ended December 31, 2007.
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
In connection with the preparation of this quarterly report on Form 10-Q, as of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008 at the reasonable assurance level.
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

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended. (FILED HEREWITH).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended. (FILED HEREWITH).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Brad Honigfeld (FILED HEREWITH).

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 for Cynthia Ward (FILED HEREWITH).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orange REIT, Inc.

By:	/s/ Brad Honigfeld	Date: May 12, 2008
Brad Honigfeld, Chairman
(Principal Executive Officer)

By:	/s/ Cynthia Ward	Date: May 12, 2008
Cynthia Ward, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

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

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended. (FILED HEREWITH).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended. (FILED HEREWITH).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Brad Honigfeld (FILED HEREWITH).

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 for Cynthia Ward (FILED HEREWITH).