Form 10-K/A
period 2007-12-31
Orange REIT, Inc.
filed 2008-06-04
CIK 1344479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE:
None.

ORANGE REIT, INC.

Form 10-K/A
For the Year Ended December 31, 2007

Page

Item 8. Financial Statements and Supplementary Data	3

Item 15. Exhibits, Financial Statement Schedules	16

Signatures

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Explanatory Note
This Amendment No. 1 to Orange REIT, Inc’s. Annual Report Filed on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008, is being filed to correct the “Report of Independent Registered Public Accounting Firm” of Daszkal Bolton, LLP dated March 31, 2008, to reflect the proper periods audited by Daszkal Bolton, LLP and to correct Item 15, to reflect “Report of Independent Registered Public Accounting Firm-Grant Thornton LLP”, which reference was inadvertently omitted previously. This Form 10-K/A does not amend, modify or update any other information.

Item 8. Financial Statements and Supplementary Data
ORANGE REIT, INC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	4

Consolidated Balance Sheets at December 31, 2007, December 31, 2006, and December 31, 2005	6

Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006, the period from October 28, 2005 (inception) through December 31, 2005 and the period from October 28, 2005 (inception) through December 31, 2007	7

Consolidated Statements of Stockholder’s (Deficit) Equity for the years ended December 31, 2007, December 31, 2006, the period from October 28, 2005 (inception) through December 31, 2005, and the period from October 28, 2005 (inception) through December 31, 2007	8

Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006, the period from October 28, 2005 (inception) through December 31, 2005, and the period from October 28, 2005 (inception) through December 31, 2007	9

Notes to Consolidated Financial Statements	10

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Orange REIT, Inc.
We have audited the accompanying consolidated balance sheet of Orange REIT, Inc. (a Development Stage Maryland Corporation) (“the Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year then ended and for the period from October 28, 2005 (inception) through December 31, 2007. We did not audit the period from October 28, 2005 (inception) through December 3I, 2006, which statements reflect a cumulative loss totalling $376,331. Other auditors whose reports have been furnished to us audited those statements and in our opinion, insofar as it relates to the cumulative amount for the period ending October 28, 2005 (inception) through December 31, 2006, is based solely on the reports of the other auditors. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange REIT, Inc. at December 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from October 28, 2005 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ GRANT THORNTON LLP
Southfield, Michigan
May 14, 2007

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$4,443	$4,110
Deposits	5,874	—
Property and equipment, net	2,130	—
Capitalized offering costs	1,192,213	797,773

Total Assets	$1,204,660	$801,883

Liabilities:
Accounts payable	$240,393	$426,286
Accrued expenses (to related party)	585,947	—
Note payable (to related party)	1,120,053	551,919

Total Liabilities	1,946,393	978,205

Commitments and contingencies	—	—

Stockholder’s (Deficit) Equity:
Common stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding 13,334 shares	133	133
Additional paid-in-capital	199,876	199,876
	(941,742)	(376,331)

Total Stockholder’s (Deficit) Equity	(741,733)	(176,322)

Total Liabilities and Stockholder’s (Deficit) Equity	$1,204,660	$801,883

See accompanying notes to consolidated financial statements

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from	Period from
			October 28,	October 28,
			2005	2005
			(inception)	(inception)
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007

Revenues	$—	$—	$—	$—
Operating expenses:
Professional fees	—	151,863	2,549	154,412
Organizational expenses (to related party)	—	210,000	—	210,000
Interest expense (to related party)	37,134	11,919	—	49,053
Asset management fee (to related party)	47,922	—	—	47,922
General & administrative expenses	480,355	—	—	480,355

Total Operating Expenses	$565,411	$373,782	$2,549	$941,742

Net loss	$(565,411)	$(373,782)	$(2,549)	$(941,742)

Basic and diluted loss per share
Weighted average number of shares outstanding	$(42.40)	$(28.03)	$(.19)

Basic and diluted	13,334	13,334	13,334

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

See accompanying notes to consolidated financial statements

ORANGE REIT, INC.
(A Development Stage Maryland Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from	Period from
			October 28,	October 28,
			2005	2005
			(inception)	(inception)
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007
Cash Flows from Operating Activities:
Net loss	$(565,411)	$(373,782)	$(2,549)	$(941,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses (to related party)	—	210,000	—	210,000
Depreciation expense	1,064	—	—	1,064
Increase in accrued interest (to related party)	37,133	11,919	—	49,052
Increase in other assets	(5,874)	—	—	(5,874)
Increase in accounts payable and accrued expenses (excluding capitalized offering costs)	458,150	75,201	2,549	535,900

Net Cash Used in Operating Activities	(74,938)	(76,662)	—	(151,600)

Cash Flows from Investing Activities:
Additions to property and equipment	(3,195)	—	—	(3,195)
Payment of offering costs	(256,534)	(349,238)	—	(605,772)

Net Cash Flows Used in Investing Activities	(259,729)	(349,238)	—	(608,967)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	—	—	200,010	200,010
Advances from Briad for offering costs	335,000	230,000	—	565,000

Net Cash Flows From in Financing Activities	230,000	230,000	200,010	765,010

Net Increase (Decrease) in Cash and Cash Equivalents	333	(195,900)	200,010	4,443
Cash and Cash Equivalents, Beginning of Period	4,110	200,010	—	—

Cash and Cash Equivalents, End of Period	$4,443	$4,110	$200,010	$4,443

Supplemental Disclosure of Non-Cash Activity:
Capitalized offering costs accrued as payable	$240,393	$348,535	$134,279	$240,393
Capitalized offering costs paid directly by related party	$246,048	$50,000	$50,000	$346,048
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
Report of Independent Registered Public Accounting Firm— Grant Thornton LLP
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

ORANGE REIT, INC.

By:	/s/ Brad Honigfeld	Date: June 4, 2008

Brad Honigfeld
Chairman (Principal Executive Officer)

By:	/s/ Cynthia Ward	Date: June 4, 2008

Cynthia Ward
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

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

14.1	Code of Ethics**

21.1
Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on January 17, 2007)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Previously Filed