Form 10-Q
period 2008-06-30
Orange REIT, Inc.
filed 2008-08-08
CIK 1344479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to__________
Commission File Number 333-131677
ORANGE REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-3749435
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

78 Okner Parkway
LIVINGSTON, NEW JERSEY	07039
(Address of principal executive offices)	(Zip Code)
(973) 597-6433
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 5, 2008 there were 13,334 outstanding shares of Common Stock, $.01 par value, of the registrant.

ORANGE REIT, INC.
FORM 10-Q
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2008, and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and June 30, 2007 and for the period from October 28, 2005 (inception) through June 30, 2008	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007, and for the period from October 28, 2005 (inception) through June 30, 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4T. Controls and Procedures	15

PART II. OTHER INFORMATION:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	15

Signatures	16

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART 1. FINANCIAL INFORMATION
ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$35,217	$4,443
Deposits	5,874	5,874
Property and equipment, net	1,597	2,130
Capitalized offering costs	1,462,950	1,192,213

Total assets	$1,505,638	$1,204,660

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Liabilities:
Accounts payable and accrued expenses	$381,959	$240,393
Accrued expenses to related party	982,988	585,947
Note payable to related party	1,292,740	1,120,053

Total liabilities	2,657,686	1,946,393

Commitments and contingencies

Stockholder’s (Deficit)Equity:
Common stock, $.01 par value, 40,000,000 shares authorized; 13,334 shares issued and outstanding	133	133
Additional paid-in capital	199,876	199,876
Deficit accumulated during the development stage	(1,352,058)	(941,742)

Total stockholder’s (Deficit) Equity	(1,152,048)	(741,733)

Total liabilities and stockholder’s (Deficit) Equity	$1,505,638	$1,204,660

See accompanying notes to the condensed consolidated financial statements.

ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30,	June 30,
	2008	2007

Revenue	$—	$—

Operating Expenses
Professional fees	—	—
Organizational expense (to related party)	—	—
Interest expense (to related party)	11,626	9,177
Asset management fee (to related party)	15,107	16,549
General & administrative expenses	151,338	165,755

Total operating expenses	178,070	191,481

Net loss	$(178,070)	$(191,481)

Basic and diluted loss per share	$(13.35)	$(14.36)

Weighted average number of shares outstanding — Basic and diluted	13,334	13,334

See accompanying notes to the condensed consolidated financial statements.

ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			October 28,
			2005 (inception)
	Six months ended		through
	June 30,	June 30,	June 30,
	2008	2007	2008

Revenue	$—	$—	$—

Operating Expenses
Professional fees	—	—	154,412
Organizational expense (to related party)	—	—	210,000
Interest expense (to related party)	22,686	16,443	71,740
Asset management fee (to related party)	35,191	24,982	83,113
General & administrative expenses	352,438	250,082	832,794
Total operating expenses	410,315	291,507	1,352,058

Net loss	$(410,315)	$(291,507)	$(1,352,058)

Basic and diluted loss per share	$(30.77)	$(21.86)	$(101.40)

Weighted average number of shares outstanding — Basic and diluted	13,334	13,334	13,334

See accompanying notes to the condensed consolidated financial statements.

ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			October 28,
			2005 (inception)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(410,315)	$(291,507)	$(1,352,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses (to related party)	—	—	210,000
Depreciation expense	533	533	1,596
Increase in accrued interest (to related party)	22,686	16,443	71,740
Increase in other assets	—	(5,874)	(5,874)
Increase in accounts payable and accrued expenses (excluding offering costs capitalized)	378,961	205,506	914,861

Net Cash Used in Operating Activities	(8,135)	(74,899)	(159,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(3,195)	(3,195)
Payment of offering costs	(111,091)	(155,176)	(716,862)

Net Cash Used in Investing Activities	(111,091)	(158,371)	(720,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	—	200,010
Advances from Briad Development West for offering costs	150,000	235,000	715,000

Net Cash Flows Provided by Financing Activities	150,000	235,000	915,010

Net Increase in Cash and Cash Equivalents	30,774	1,730	35,217
Cash and Cash Equivalents, Beginning of Period	4,443	4,110	—

Cash and Cash Equivalents, End of Period	$35,217	$5,840	$35,217

Supplemental Disclosure of Non-Cash Activity:
Capitalized offering costs accrued as payable	$381,959	$246,095	$381,959
Capitalized offering costs paid directly by related party	$10,280	$196,000	$356,328
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
Subject to certain restrictions and limitations, the business of the Company is managed by Orange Advisors, LLC (the “Advisor”), a company that has been formed for such purpose. On February 14, 2007, the Company entered into an advisory agreement with the Advisor specifying the Advisor’s powers, duties, and compensation. This agreement was renewed for a subsequent one-year term effective February 14, 2008. Advisory fees and other reimbursable expenses incurred by the Company, pursuant to the advisory agreement, during the three and six months ended June 30, 2008 and June 30, 2007 are included in the accompanying consolidated statements of operations.
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
The Company’s registration statement on Form S-11 was declared effective by the Securities and Exchange Commission on February 14, 2007 (the “Offering”). The Company filed Post-Effective Amendment No. 4 on June 25, 2008 to amend and restate the offering which was declared effective by the Securities and Exchange Commission on July 28, 2008.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiary, Orange Hospitality Properties, Inc. Intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2007. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2008. These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the period and dates presented.
Liquidity
At June 30, 2008, the Company’s liabilities exceed its assets (excluding capitalized offering costs) by $2,614,998. Commencement of the Company’s operations, the realization of costs deferred in connection with the Offering and the Company’s ability to settle its obligations is dependent upon its ability to obtain the proceeds from the Offering or obtaining other means of financing.
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
A total of $1,899,102 in start up and offering costs have been incurred by the Company and have been paid or accrued since inception. Offering and start up costs incurred during the three month period ending June 30, 2008 and for the comparable period in 2007 were $110,988 and $59,267, respectively. Offering and start up costs incurred during the six month period ending June 30, 2008 and for the comparable period in 2007 were $293,423 and $265,179, respectively.
Accrued expenses at June 30, 2008 and June 30, 2007 include offering costs of $381,959 and $246,095, respectively.
Offering costs advanced by related parties and included in note payable and accrued expenses to related party on the accompanying balance sheet during the three months ended June 30, 2008 and June 30, 2007 were $2,787 and $196,000, respectively, and for the six months ended June 30, 2008 and June 30, 2007 were $10,280 and $196,000, respectively.
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
Lease Accounting
The Company expects to lease its properties primarily to its TRS, which will enter into contracts with third-party managers to operate the properties. Hotel operating revenues and expense for these properties will be included in the results of operation of the Company.
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
Earnings Per Common Share
Basic loss per common share will be computed upon the weighted average number of shares outstanding during the year. Diluted loss per share will be calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding for the three or six month periods ended June 30, 2008.
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
Recent Accounting Pronouncements
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand the effects of such instruments and activities on a company’s financial position, financial performance and cash flows. Under SFAS 161, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008, and the Company will adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The Company adopted SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a material impact on its condensed consolidated financial statements.
Note 3. Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the year in which first closing of the Offering occurs. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90 percent of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income. No provision for income taxes has been recorded for the period from October 28, 2005 (inception) through June 30, 2008.
The TRS is expected to be subject to income tax at regular corporate rates on any income that it earns.
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
Orange Advisors, LLC
Upon the initial effective date of the Company’s registration statement on February 14, 2007, the Company began accruing a monthly asset management fee equal to 10% of the Company’s REIT operating expenses paid during the month payable to Orange Advisors, LLC, our Advisor. For the three months ended June 30, 2008 and for the comparable period in 2007, the Company accrued asset management fees in the amount of $15,107 and $16,549, respectively. For the six months ended June 30, 2008 and for the comparable period in 2007, the Company accrued asset management fees in the amount of $35,191 and $24,982, respectively. These fees are reflected in the accompanying statement of operations and are included as accrued expenses to related party on the balance sheet.
The Company will reimburse the Advisor for all of the costs and expenses paid or incurred by the Advisor which in any way relate to the operation of the Company or the Company’s business. The Company will not reimburse the Advisor at the end of any quarter for REIT operating expenses that, in the four consecutive quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four quarters (the “2%/25% Guidelines”), unless a majority of the independent directors shall have made a finding that, based upon such unusual and non-recurring factors which they deem sufficient, a higher level of REIT operating expenses is justified. For the three month period ended June 30, 2008 and for the comparable period in 2007, the Advisor incurred $151,388 and $165,755, respectively, in REIT operating expenses. For the six month period ended June 30, 2008 and for the comparable period in 2007, the Advisor incurred $352,438 and $250,082, respectively, in REIT operating expenses. These amounts have been recorded in accrued expenses to related party on the accompanying balance sheet.

Additionally, as provided for under the Advisory Agreement, the Advisor paid $2,787 and $0 in capitalized offering expenses on behalf of the REIT for the three month periods ended June 30, 2008 and June 30, 2007, respectively, and $7,493 and $0 for the six month periods ended June 30, 2008 and June 30, 2007, respectively.
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
As compensation to J.P. Turner & Company, LLC for the services provided under the agreement, Briad Development West, LLC had paid J.P. Turner & Company advisory fees of $150,000. On May 29, 2008, the Company and J.P. Turner & Company mutually terminated the Agency Agreement dated February 14, 2007. As a result of the termination in the agreement, J.P. Turner agreed to withdraw as the managing dealer of the Offering and return the unearned portion of all fees received from the Company or its affiliates, less all amounts paid or reimbursed to J.P. Turner for actual out-of-pocket expenses incurred. As of July 31, 2008, J.P. Turner & Company has reimbursed Briad approximately $44,000 accordingly, and the Company’s capitalized offering costs and notes payable to related party will be reduced to reflect the amount reimbursed.
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
Briad has agreed to provide a line of credit of up to $1,600,000 to the Company to cover organizational expenses and offering costs. Advances under the line of credit bear interest at four percent per annum and will be payable upon the sale of the minimum number of shares in the Offering. As of June 30, 2008 and 2007, respectively, $1,221,000 and $971,000 has been advanced under the line of credit. Interest Expense incurred, but not yet paid, under the line of credit was $71,740 as of June 30, 2008 and $28,362 as of June 30, 2007. For the three month periods ended June 30, 2008 and June 30, 2007 interest expense was $11,626 and $9,177, respectively. Under the terms of the promissory note, the Company will not be required to pay any amount that would result in the payment by the Company of Offering expenses exceeding 15% of the gross proceeds of Offering. The line of credit was amended on July 14, 2008-see Note 6, Subsequent Events.
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

Note 6. Subsequent Events
On July 14, 2008, the Company amended its agreement with Briad to increase its line of credit from $1,600,000 to $2,500,000 to cover additional organizational and offering costs. The remaining terms of the promissory note remain unchanged.
On July 28, 2008 the Company’s Post Effective Amendment No. 4 to the Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission.
Effective as of July 28, 2008, the Company entered into an Agency Agreement with Orchard Securities, LLC to serve as the managing dealer of the offering.
Effective as of July 28, 2008, the Company renewed its Advisory Agreement and Property Acquisition/Disposition Agreement with Orange Advisors, LLC and Orange Realty Group, LLC, respectively, for new one-year terms.
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
Overview
Orange REIT, Inc. (the “Company”) is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We were formed to invest in limited service, extended stay and/or other hotel properties, primarily in the United States of America. We filed a registration statement on Form S-11 (File No. 333-131677) with the Securities and Exchange Commission for a public offering of our common stock, which registration was initially declared effective on February 14, 2007. We have subsequently filed several post-effective amendments to the registration statement, amending and restating the terms of the offering. Post-Effective Amendment No. 4 to the registration statement was declared effective on July 28, 2008, and we are now recommencing an offering of up to 20,066,667 shares of common stock. We are offering, to investors who meet our suitability standards, up to 666,667 shares at a price of $13.50 per share until the first closing and the remaining shares at $15.00 per share thereafter. We will not commence operations unless and until we have sold at least the minimum offering. We have until July 27, 2009 to sell the minimum offering of $2,500,000. If we do not sell the minimum offering by July 27, 2009, the offering will terminate and all funds deposited by investors into the escrow account will be promptly refunded in full, with interest. Once subscriptions for the minimum offering are received and accepted, the proceeds will be released from the escrow account to Orange REIT, Inc.
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

Results of Operations
The Company owned no properties at June 30, 2008 or in the comparable period in 2007 and has no operating history. A comparison of operations for the three and six month periods ended June 30, 2008 to prior year results is therefore not meaningful.
The Company has primarily engaged in capital formation activities and continues to incur offering expenses. For the period ended June 30, 2008, the Company has also accrued expenses incurred by its affiliate, Orange Advisors, LLC, pursuant to the Advisory Agreement discussed in note 4, to the condensed consolidated financial statements.
A total of $1,899,102 in start up and offering costs have been incurred by the Company and have been paid or accrued since inception. Offering and start up costs incurred during the three month period ending June 30, 2008 and for the comparable period in 2007 were $110,988 and $59,267, respectively. Offering and start up costs incurred during the six month period ending June 30, 2008 and for the comparable period in 2007 were $293,423 and $265,179, respectively
Expenses
Reimbursable expenses and fees incurred by the Company under the Advisory Agreement during the six months ended June 30, 2008 were approximately $361,851 and consist primarily of general and administrative expenses including salaries and related expenses, rent, and other office expenses. This amount includes capitalized offering expenses paid by the Advisor on behalf of the Company in the amount of $10,280. For the six month period ended June 30, 2008, the company also accrued an asset management fee, pursuant to the terms of the agreement as discussed in Note 4, to the financial statements, in the amount of $35,191.
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
Liquidity and Capital Resources
Currently, our only source of funds is a $200,010 capital contribution and a $2,500,000 line of credit (as amended on July 14, 2008) obtained from Briad Development West L.L.C. to fund start-up and offering costs. As of June 30, 2008, the amount outstanding on the line of credit was $1,221,000 plus accrued interest of $71,740 of which, $22,686 was accrued during the six month period ended June 30, 2008.
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
We intend to pay distributions to our stockholders on a monthly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and will be dependent on a number of factors, including our net cash from operations, our financial condition and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.
Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us.
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our Form 10-K for the fiscal year ended December 31, 2007.
New Accounting Standards
See Recent Accounting Pronouncements section of Note 2 to our condensed consolidated financial statements for a summary of new accounting standards.
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
In connection with the preparation of this quarterly report on Form 10-Q, as of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level.
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

3.1
Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on June 25, 2008)

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

Orange REIT, Inc.

By:	/s/ Brad Honigfeld	Date: August 8, 2008

Brad Honigfeld, Chairman
(Principal Executive Officer)

By:	/s/ Cynthia Ward	Date: August 8, 2008

Cynthia Ward, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1
Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on June 25, 2008)

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