Form 10-Q
period 2008-09-30
Orange REIT, Inc.
filed 2008-11-07
CIK 1344479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 3, 2008 there were 13,334 outstanding shares of Common Stock, $.01 par value, of the registrant.

ORANGE REIT, INC.
FORM 10-Q
INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008, and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and September 30, 2007 and for the period from October 28, 2005 (inception) through September 30, 2008	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007, and for the period from October 28, 2005 (inception) through September 30, 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4T. Controls and Procedures	15

PART II. OTHER INFORMATION:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	15

Signatures	16

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$3,591	$4,443
Deposits	3,019	5,874
Property and equipment, net	1,331	2,130
Capitalized offering costs	1,478,099	1,192,213

Total assets	$1,486,040	$1,204,660

LIABILITIES AND STOCKHOLDER’S (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$399,362	$240,393
Accrued expenses to related party	1,082,311	585,947
Note payable to related party	1,260,434	1,120,053

Total liabilities	2,742,107	1,946,393

Commitments and contingencies

Stockholder’s (Deficit):
Common stock, $.01 par value, 40,000,000 shares authorized; 13,334 shares issued and outstanding	133	133
Additional paid-in capital	199,876	199,876
Deficit accumulated during the development stage	(1,456,076)	(941,742)

Total stockholder’s (Deficit)	(1,256,067)	(741,733)

Total liabilities and stockholder’s (Deficit)	$1,486,040	$1,204,660

See accompanying notes to the condensed consolidated financial statements.

ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30,	September 30,
	2008	2007

Revenue	$—	$—

Operating Expenses
Professional fees	—	—
Organizational expense (to related party)	—	—
Interest expense (to related party)	12,131	10,098
Asset management fee (to related party)	8,329	10,318
General & administrative expenses	83,558	103,788

Total operating expenses	104,018	124,204

Net loss	$(104,018)	$(124,204)

Basic and diluted loss per share	$(7.80)	$(9.31)

Weighted average number of shares outstanding
— Basic and diluted	13,334	13,334

See accompanying notes to the condensed consolidated financial statements.

ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			October 28,
			2005 (inception)
	Nine months ended		through
	September 30,	September 30,	September 30,
	2008	2007	2008

Revenue	$—	$—	$—

Operating Expenses
Professional fees	—	—	154,412
Organizational expense (to related party)	—	—	210,000
Interest expense (to related party)	34,817	26,541	83,871
Asset management fee (to related party)	43,519	35,299	91,441
General & administrative expenses	435,997	353,870	916,352

Total operating expenses	514,333	415,710	1,456,076

Net loss	$(514,333)	$(415,710)	$(1,456,076)

Basic and diluted loss per share	$(38.57)	$(31.18)	$(109.20)

Weighted average number of shares outstanding
— Basic and diluted	13,334	13,334	13,334

See accompanying notes to the condensed consolidated financial statements.

ORANGE REIT, INC. AND SUBSIDIARY
(A Development Stage Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			October 28,
			2005 (inception)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(514,333)	$(415,710)	$(1,456,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses (to related party)	(44,436)	—	165,564
Depreciation expense	799	799	1,863
Increase in accrued interest (to related party)	34,817	26,541	83,871
Increase in other assets	2,855	(5,874)	(3,019)
Increase in accounts payable and accrued expenses (excluding offering costs capitalized)	512,144	319,318	1,048,042

Net Cash Used in Operating Activities	(8,154)	(74,926)	(159,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(3,195)	(3,195)
Payment of offering costs	(142,698)	(208,466)	(748,469)

Net Cash Used in Investing Activities	(142,698)	(211,661)	(751,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	—	200,010
Advances from Briad Development West for offering costs	150,000	285,000	715,000

Net Cash Flows Provided by Financing Activities	150,000	285,000	915,010

Net Increase in Cash and Cash Equivalents	(852)	(1,587)	3,591
Cash and Cash Equivalents, Beginning of Period	4,443	4,110	—

Cash and Cash Equivalents, End of Period	$3,591	$2,523	$3,591

Supplemental Disclosure of Non-Cash Activity:
Capitalized offering costs accrued as payable	$399,362	$220,758	$399,362
Capitalized offering costs paid directly by related party	$20,855	$206,013	$366,903
Capitalized offering costs reimbursed directly by related party	$(44,436)	$—	$(44,436)
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
Subject to certain restrictions and limitations, the business of the Company is managed by Orange Advisors, LLC (the “Advisor”), a company that has been formed for such purpose. On February 14, 2007, the Company entered into an advisory agreement with the Advisor specifying the Advisor’s powers, duties, and compensation. This agreement was renewed for a subsequent one-year term effective February 14, 2008. Advisory fees and other reimbursable expenses incurred by the Company, pursuant to the advisory agreement, during the three and nine months ended September 30, 2008 and September 30, 2007 are included in the accompanying consolidated statements of operations.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiary, Orange Hospitality Properties, Inc. Intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2007. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2008. These consolidated financial statements, in the opinion of management, include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position, results of operations and cash flows for the period and dates presented.
Liquidity
At September 30, 2008, the Company’s liabilities exceed its assets (excluding capitalized offering costs) by $2,734,166. Commencement of the Company’s operations, the realization of costs deferred in connection with the Offering and the Company’s ability to settle its obligations is dependent upon its ability to obtain the proceeds from the Offering or obtaining other means of financing.
The accompanying financial statements do not include any adjustments that might result should the Company not complete the Offering or obtain other means of financing

Offering and Start Up Costs
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
Accounts Payable and accrued expenses at September 30, 2008 and September 30, 2007 include offering costs of $399,362 and $220,758, respectively.
Offering costs advanced by related parties and included in note payable and accrued expenses to related party on the accompanying balance sheet during the three months ended September 30, 2008 and September 30, 2007 were $10,575 and $10,013, respectively, and for the nine months ended September 30, 2008 and September 30, 2007 were $20,855 and $206,013, respectively.
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
Earnings Per Common Share
Basic loss per common share will be computed upon the weighted average number of shares outstanding during the year. Diluted loss per share will be calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at for the three or nine month periods ended September 30, 2008.
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
Recent Accounting Pronouncements
In October 2008, the FASB issued Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
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
Note 3. Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the year in which first closing of the Offering occurs. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90 percent of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income. No provision for income taxes has been recorded for the period from October 28, 2005 (inception) through September 30, 2008.
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
Orange Advisors, LLC
Upon the initial effective date of the Company’s registration statement on February 14, 2007, the Company began accruing a monthly asset management fee equal to 10% of the Company’s REIT operating expenses paid during the month payable to Orange Advisors, LLC, our Advisor. For the three months ended September 30, 2008 and for the comparable period in 2007, the Company accrued asset management fees in the amount of $8,329 and $10,318, respectively. For the nine months ended September 30, 2008 and for the comparable period in 2007, the Company accrued asset management fees in the amount of $43,519 and $35,299, respectively. These fees are reflected in the accompanying statement of operations and are included as accrued expenses to related party on the balance sheet.

The Company will reimburse the Advisor for all of the costs and expenses paid or incurred by the Advisor which in any way relate to the operation of the Company or the Company’s business. The Company will not reimburse the Advisor at the end of any quarter for REIT operating expenses that, in the four consecutive quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four quarters (the “2%/25% Guidelines”), unless a majority of the independent directors shall have made a finding that, based upon such unusual and non-recurring factors which they deem sufficient, a higher level of REIT operating expenses is justified. For the three month period ended September 30, 2008 and for the comparable period in 2007, the Advisor incurred $83,273 and $103,495, respectively, in REIT operating expenses. For the nine month period ended September 30, 2008 and for the comparable period in 2007, the Advisor incurred $434,844 and $353,311, respectively, in REIT operating expenses. These amounts have been recorded in accrued expenses to related party on the accompanying balance sheet.
Additionally, as provided for under the Advisory Agreement, the Advisor paid or accrued $10,575 and $10,013 in capitalized offering expenses on behalf of the REIT for the three month periods ended September 30, 2008 and September 30, 2007, respectively, and $20,855 and $206,013 for the nine month periods ended September 30, 2008 and September 30, 2007, respectively.
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
As compensation to J.P. Turner & Company, LLC for the services provided under the agreement, Briad Development West, LLC had paid J.P. Turner & Company advisory fees of $150,000. On May 29, 2008, the Company and J.P. Turner, & Company mutually terminated the Agency Agreement dated February 14, 2007. As a result of the termination in the agreement, J.P. Turner has agreed to withdraw as the managing dealer of the Offering and return the unearned portion of all fees received from the Company or its affiliates, less all amounts paid or reimbursed to J.P. Turner for actual out-of-pocket expenses incurred. During the three month period ended September 30, 2008, J.P. Turner & Company reimbursed Briad approximately $44,000 accordingly, and the Company’s capitalized offering costs and notes payable to related party were reduced to reflect the amount reimbursed.
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
Briad has agreed to provide a line of credit of up to $2,500,000, amended and restated from $1,600,000, to the Company to cover organizational expenses and offering costs. Advances under the line of credit bear interest at four percent per annum and will be payable upon the sale of the minimum number of shares in the Offering. As of September 30, 2008 and 2007, respectively, $1,176,564 and $1,021,000 has been advanced under the line of credit. Interest Expense incurred, but not yet paid, under the line of credit was $83,871 as of September 30, 2008 and $38,460 as of September 30, 2007. For the three month periods ended September 30, 2008 and September 30, 2007 interest expense was $12,131 and $10,098, respectively. Under the terms of the promissory note, the Company will not be required to pay any amount that would result in the payment by the Company of Offering expenses exceeding 15% of the gross proceeds of Offering.
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
Overview
Orange REIT, Inc. (the “Company”) is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We were formed to invest in limited service, extended stay and/or other hotel properties, primarily in the United States of America. We filed a registration statement on Form S-11 (File No. 333-131677), with the Securities and Exchange Commission for a public offering of our common stock, which registration was initially declared effective on February 14, 2007. We have subsequently filed several post-effective amendments to the registration statement, amending and restating the terms of the offering. Post-Effective Amendment No. 4 to the registration statement was declared effective on July 28, 2008, and we intend to recommence an offering of up to 20,066,667 shares of common stock. We intend to offer to investors who meet our suitability standards, up to 666,667 shares at a price of $13.50 per share until the first closing and the remaining shares at $15.00 per share thereafter. We will not commence operations unless and until we have sold at least the minimum offering. We have until July 27, 2009 to sell the minimum offering of $2,500,000. If we do not sell the minimum offering by July 27, 2009, the offering will terminate and all funds deposited by investors into the escrow account will be promptly refunded in full, with interest. Once subscriptions for the minimum offering are received and accepted, the proceeds will be released from the escrow account to Orange REIT, Inc.
The Company’s initial capitalization occurred on November 30, 2005, when 13,334 shares of the Company’s common stock were purchased for cash of $200,010 ($15 per share) by Briad Development West, L.L.C. (“Briad”), a company controlled by the Chairman and Director of the Company. The Company’s fiscal year end is December 31.
Orange REIT, Inc. intends to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT under the Internal Revenue Code. We anticipate first electing REIT status for our fiscal year ending December 31, 2009. If Orange REIT qualifies as a REIT for federal income tax purposes, Orange REIT generally will not be subject to federal income tax on income that Orange REIT distributes to its stockholders.
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
Results of Operations
The Company is in the development stage and owned no properties at September 30, 2008 or in the comparable period in 2007 and has no operating history. A comparison of operations for the three and nine month periods ended September 30, 2008 to prior year results is therefore not meaningful.
The Company has primarily engaged in capital formation activities and continues to incur offering expenses. For the period ended September 30, 2008, the Company has also accrued expenses incurred by its affiliate, Orange Advisors, LLC, pursuant to the Advisory Agreement discussed in note 4, to the condensed consolidated financial statements.

A total of $1,926,382 in start up and offering costs have been incurred by the Company and have been paid or accrued since inception. Offering and start up costs incurred during the three month period ending September 30, 2008 and for the comparable period in 2007 were $15,149 and $48,063, respectively.
Offering and start up costs incurred during the nine month period ending September 30, 2008 and for the comparable period in 2007 were $320,704 and $313,242, respectively. During the three month period ended September 30, 2008, J.P. Turner & Company reimbursed Briad approximately $44,000 accordingly, and the Company’s capitalized offering costs and notes payable to related party were reduced to reflect the amount reimbursed,. This amount is reflected in the totals above.
Expenses
Reimbursable expenses and fees incurred by the Company under the Advisory Agreement during the nine months ended September 30, 2008 were approximately $455,699 and consist primarily of general and administrative expenses including salaries and related expenses, rent, and other office expenses. This amount includes capitalized offering expenses paid by the Advisor on behalf of the Company in the amount of $20,855. For the nine month period ended September 30, 2008, the company also accrued an asset management fee, pursuant to the terms of the agreement as discussed in Note 4, to the financial statements, in the amount of $43,519.
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
Liquidity and Capital Resources
Currently, our only source of funds is a $200,010 capital contribution and a $2,500,000 line of credit (as amended on July 14, 2008) obtained from Briad Development West L.L.C. to fund start-up and offering costs. As of September 30, 2008, the amount outstanding on the line of credit was $1,176,564 plus accrued interest of $83,871 of which, $34,817 was expensed during the nine month period ended September 30, 2008.
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
In connection with the preparation of this quarterly report on Form 10-Q, as of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level.
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

3.1
Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on June 25, 2008).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on January 17, 2007).

3.3
Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on February 7, 2008).

4.1
Form of Promissory Note to Briad Development West LLC (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on January 17, 2007).

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

Orange REIT, Inc.

By:	/s/ Brad Honigfeld Brad Honigfeld, Chairman	Date: November 7, 2008
(Principal Executive Officer)

By:	/s/ Cynthia Ward	Date: November 7, 2008

Cynthia Ward, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1
Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on June 25, 2008).

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on January 17, 2007).

3.3
Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on February 7, 2008).

4.1
Form of Promissory Note to Briad Development West LLC (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-131677) filed on January 17, 2007).

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